Form 10QSB
period 1995-03-31
CONTINENTAL WASTE INDUSTRIES INC
filed 1995-05-15
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                   OR

[   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                      Commission file number 0-22602



                    CONTINENTAL WASTE INDUSTRIES, INC.
     (Exact name of small business issuer as specified in its charter)


          Delaware                           22-3285335
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization     Identification Number)

               67 Walnut Avenue, Suite 103
                Clark, New Jersey    07066
                      (908) 396-0018

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                            Yes   X       No

6,231,253 shares of Common Stock, $.001 par value, were outstanding as of May 10, 1995.

Transitional Small Business Disclosure Format    Yes  X  No

                    CONTINENTAL WASTE INDUSTRIES, INC.
                             AND SUBSIDIARIES

                                   INDEX


PART I. FINANCIAL INFORMATION
                                                            Page
Item 1.  Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheet -
       March 31, 1995                                         3

     Condensed Consolidated Statements of Income -
       Three Months Ended March 31, 1995 and 1994             4

     Condensed Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 1995 and 1994             5

     Notes to Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations         8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                    10


SIGNATURE                                                    10


     PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
            CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet
                                (Unaudited)
                                                    March 31,
                                                       1995
                                  ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                  $ 4,126,395
       Accounts and notes receivable-net            5,407,349
       Other current assets                         5,025,688
     TOTAL CURRENT ASSETS                          14,559,432
     PROPERTY AND EQUIPMENT - net                  61,868,854
     EXCESS COST OVER THE FAIR VALUE
     OF NET ASSETS ACQUIRED - net                   8,213,457

     OTHER ASSETS                                   6,748,704

     TOTAL ASSETS                                 $91,390,447
     CURRENT LIABILITIES
      Current maturities of long-term debt        $   765,859
       Accounts payable                             2,933,582
       Other accrued liabilities                    4,108,817
     TOTAL CURRENT LIABILITIES                      7,808,258
     LONG-TERM DEBT, less current maturities       27,821,048
     ACCRUED LANDFILL CLOSURE COSTS, less
       current portion                              6,769,836

     OTHER LONG-TERM LIABILITIES                    9,330,303
     MINORITY INTEREST                              1,244,636
     STOCKHOLDERS' EQUITY:
     Common stock, $.001, authorized 10,000,000
       shares, issued and outstanding 6,231,253
       in 1995                                          6,231
          Additional paid-in capital               32,684,692

     Retained Earnings                              5,831,992
     Treasury stock (11,070 common shares)           (106,549)
     TOTAL STOCKHOLDERS' EQUITY                    38,416,366
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                         $91,390,447


The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.


           CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Income

                                (Unaudited)


                                             Three Months Ended
                                                 March 31,
                                          1995           1994

     Revenue                            $9,708,413    $4,373,791
     Costs and expenses:
       Operating expenses                4,671,750     2,225,987
       General and administrative
       expenses                          1,271,933       655,249
       Depreciation and amortization     1,360,190       660,480
         Income from operations          2,404,540       832,075

     Other income (expenses):
       Interest expense                  (579,190)      (297,600)
       Other, net                          14,673          5,618

     Other income (expenses), net        (564,517)      (291,982)

     Income before income taxes and
       minority interest                1,840,023        540,093
     Provision for income taxes          (772,810)      (237,641)
     Minority interest in subsidiaires'
      income                              (43,963)        - - -

         Net income                     $1,023,250     $ 302,452

     Earnings per share:
       Primary                          $0.15          $0.10
       Fully diluted                    $0.15          $0.09


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



  CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
    Condensed Consolidated Statements of Cash Flows
                     (Unaudited)
                                        Three Months Ended
                                               March 31,
                                            1995         1994
Cash flows from operating activities:
 Net income                             $1,023,250     $302,452
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization          1,360,190      660,480
  Compensatory warrants                      7,710       -
  Minority interest in subsidiaries'
       income                               43,963       -
  Changes in operating assets and
      liabilities:
   Accounts and notes receivable, net     (111,579)    (574,333)
   Other current assets                   (265,801)    (119,118)
   Accounts payable                         24,896     (544,118)
   Other current liabilities            (1,297,555)    (237,998)
     Other long-term liabilities           347,673       80,978
     Other long-term assets               (849,800)      35,139
 Net cash provided by (used in)
  operating activities                     282,947     (396,518)
Cash flows from investing activities:
  Capital expenditures                  (3,922,874)  (1,435,386)
  Cash paid for common and preferred
      stock of minority interest          (368,490)         -
  Acquisition of landfill development
      project                                -       (1,400,000)
  Net cash used in investing
      activities                        (4,291,364)  (2,835,386)
Cash flows from financing activities:
  Issuance of long-term debt            25,014,039    2,319,197
  Payments on long-term debt           (21,775,179)  (1,019,818)
  Net borrowings under short-
     term lines of credit                    -          160,000
  Exercise of warrants for
     common stock                          218,715        -
  Issuance of common stock                   -        1,571,753
  Net cash provided by financing
          activities                     3,457,575    3,031,132
Net decrease in cash and cash
     equivalents                          (550,842)    (200,772)
Cash and cash equivalents,
     beginning of year                   4,677,237    1,062,049
Cash and cash equivalents,
     end of period                      $4,126,395     $861,277

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


           CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the quarter ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1994.

Certain amounts in previously issued financial statements have been reclassified to conform to 1995 classifications.


Note 2- Business Combination and Equity Offering

During the second half of 1994, the Company purchased a majority interest in Victory Waste Incorporated ("Victory") and G.E.M. Environmental Management, Inc. ("GEM") which is a subsidiary of Victory. As of March 31, 1995, the Company owns approximately 98% of Victory and 85% of GEM. As of March 31, 1995, the Company has issued 750,339 common shares ("Shares"), $2,824,889 in cash and payables and contingent options with a fair market value of approximately $2,520,000. There are also 191,270 contingent Shares outstanding for the purchase of these companies. It is the Company's intention to acquire the remaining capital stock of Victory and GEM that it does not presently own.

In November 1994, the Company completed a public offering of 1,533,616 Shares (1,400,000 Shares were sold by the Company and 133,616 Shares were sold by certain stockholders of the Company). The Company received approximately $11.6 million of net proceeds from the sale of which approximately $3.1 million was used to redeem all of the outstanding Series B preferred shares and pay related accrued interest and dividends. The remaining $8.5 million was used for general corporate purposes, which included working capital, capital expenditures (primarily for the expansion of existing landfills) and acquisitions.

Concurrent with the public offering, in order to eliminate the accrual of any further dividends on the Series A preferred stock, the Series A preferred stockholders agreed to and have converted the 425,200 Series A preferred shares into 425,200 Shares. The Company, in consideration of the conversion, issued warrants to purchase 42,656 Shares at an exercise price of $9.50 to the holders of the Series A preferred shares. The warrants expire in 1999.


Note 3 - Earnings Per Share

Primary earnings per share for the periods are based upon the weighted average number of common and common equivalent shares outstanding during such periods, contingent shares and options related to the Victory Waste acquisition and net income. Common equivalent shares result from dilutive stock options and warrants. Primary weighted average shares were 6,810,000 and 2,961,000 for the quarters ended March 31, 1995 and 1994, respectively.

Fully diluted earnings per share are similarly computed but include, if dilutive, the effect of the Company's convertible Series A preferred stock which was outstanding during the first quarter of 1994. Fully dilutive weighted average shares were 6,929,000 and 3,395,000 for the quarters ended March 31, 1995 and 1994, respectively.


Note 4 - Supplemental Cash Flows Disclosure
                                           Three Months Ended
                                                March 31,
                                             1995       1994
  Cash paid during the period for:
   Interest, net of interest capitalized  $1,288,252   $411,312
       Income taxes                       $1,225,511   $402,555

  Common stock issued for receivable      $   ---      $722,750

  Common stock issued in settlement of
   certain liabilities                    $   ---      $ 93,297

Note 5 - Other Information

  Selected balance sheet account disclosures follow:
                                                    March 31,
                                                      1995
  Allowance for doubtful accounts                 $  349,852

  Accumulated depreciation and amortization
      of property and equipment                   $9,221,281

  Accumulated amortization of excess cost
      over the fair value of net assets acquired  $  925,277



Note 6 - Debt

On March 28, 1995, the Company entered into a $45 million revolving credit facility agreement (the "Revolver") with LaSalle National Bank ("LNB") expiring in March 1998. At March 31, 1995, the weighted average interest rate of the outstanding Revolver was 9.2%. The Revolver includes provisions for letters of credit up to $5.0 million. The Company also has a 1/2 % fee on the average unused portion of the Revolver and up to 2.0% on average outstanding letters of credit. The Revolver is secured by all corporate assets and a pledge of the stock of all subsidiaries. As of March 31, 1995, pursuant to a post-closing deliveries agreement between the Company and LNB, the Company could not borrow in excess of $35 million of the credit facility until the Company had provided LNB with certain documents consisting principally of certain stock certificates, Uniform Commercial Code termination statements and site surveys. The majority of these requirements have since been fulfilled and the Company has access to the entire $45 million Revolver.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Background:
Continental Waste Industries, Inc. (the "Company") provides integrated non-hazardous waste management services through the operation of landfills, transfer stations, and hauling companies in selected urban, suburban and rural markets, primarily concentrated in the central United States. The Company's objective is to continue to expand as an integrated provider of nonhazardous solid waste management services in selected markets in the United States and Latin America. The Company's strategy for achieving this objective is to expand in current marketplaces, acquire customer routes and purchase new businesses.

Results of Operations

Quarter Ended March 31, 1995 Compared to Quarter Ended March 31,
1994

Revenues:
Revenues increased by $5.3 million, or 122%, from $4.4 million to $9.7 million. The increase in revenues was primarily due to the acquisition of Victory Waste Incorporated ("Victory") on July 1, 1994 ($3.3 million), increased landfill activity, the acquisition of a Costa Rican landfill and hauling operations and increased waste collection.

Operating Expenses:
Operating expenses, including depreciation and amortization, increased by $3.1 million from $2.9 million to $6.0 million in the first quarter of 1995 compared with the same period in 1994 but decreased as a percentage of revenue from 66.0% to 62.1%, respectively. The percentage decrease was primarily attributable to the economics of scale in the Company's landfill and collection operations achieved through higher activity levels which improved the percentage relationship. The dollar increase was primarily due to the acquisition of Victory.

General and Administrative Expenses:
General and administrative expenses increased by $617,000 from $655,000 to $1.3 million and decreased as a percentage of revenues from 15.0% to 13.1%. The percentage decrease was a result of higher revenues without corresponding increases in administrative costs. The dollar increase was primarily due to the acquisition of Victory.

Interest Expense:
Interest expense was $298,000 for the first quarter of 1994 compared to $579,000 for the same period in 1995. The increase was due primarily to increased levels of debt assumed in the acquisition of Victory.

Provision for Income Taxes:
The provision for income taxes increased by $535,000 from $238,000 to $773,000 as a result of a higher income level partially offset by a lower effective tax rate in 1995.

Net Income:
For the reasons discussed above, the Company's net income increased by $721,000 from $302,000 to $1.0 million.

Preferred Stock Dividends:
Series A and Series B Preferred Stock dividends had been suspended since April 1, 1993, by agreement with the holders of such stock. In November 1994, all of the outstanding shares of the Series A and Series B preferred shares were converted into common shares and redeemed, respectively.


Changes in Financial Condition, Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness and capital expenditures. At March 31, 1995, the Company had a working capital surplus of $6.8 million, and its cash and cash equivalents balance was $4.1 million. The working capital surplus is primarily attributable to the 1994 public and private offerings of its common stock ($16.5 million in 1994), the exercise of warrants for common stock ($1.2 million in 1994), and the restructuring of the Company's debt by entering into a $45 million long-term revolving credit facility agreement in March 1995.

Cash Flow from Operating Activities:
During the quarters ended March 31, 1995 and 1994, net cash provided by operating activities was $283,000 and ($397,000), respectively. This increase is primarily due to higher earnings (excluding the effect of noncash charges) in the first quarter of 1995 versus the same period in 1994, and accounts receivables increasing less in the first quarter of 1995 versus the same prior year period. These were offset by other long-term assets increasing more in the first quarter of 1995 compared with the same prior year period and net accounts payable and accrued expenses decreasing more in the first quarter of 1995 versus 1994.

Cash Flow from Investing Activities:
During the quarters ended March 31, 1995 and 1994, the Company made capital expenditures of approximately $3.9 million and $2.8 million, respectively, for landfill expansions, equipment additions and a landfill development project in 1994. The
Company expects total expenditures for 1995 will be approximately
$8.0 million to $10.0 million.

Cash Flow from Financing Activities:
Cash flows from financing activities were approximately $3.5 million and $3.0 million during first quarter of 1995 and 1994, respectively. The increases were due to the effect of new indebtedness and private placements of common stock in the first quarter of 1994.

On March 28, 1995, the Company entered into a $45 million revolving credit facility agreement (the "Revolver") with LaSalle National Bank ("LNB") expiring in March 1998. At March 31, 1995, the weighted average interest rate of the outstanding Revolver was 9.2%. The Revolver includes provisions for letters of credit up to $5.0 million. The Company also has a 1/2% fee on the average unused portion of the Revolver and up to 2.0% on average outstanding letters of credit. The Revolver is secured by all corporate assets and a pledge of the stock of all subsidiaries. As of March 31, 1995, pursuant to a post-closing deliveries agreement between the Company and LNB, the Company could not borrow in excess of $35 million of the credit facility until the Company had provided LNB with certain documents consisting principally of certain stock certificates, Uniform Commercial Code termination statements and site surveys. The majority of these requirements have since been fulfilled and the Company has access to the entire $45 million Revolver.

During the first quarter of 1995, 29,635 shares of common stock were issued upon the exercise of certain warrants for $218,715.

The Company believes that cash from operating activities, cash on hand, additional borrowings under the Revolver, issuance of additional debt, and access to capital markets, including public and private placement offerings, will be sufficient to: (i) finance its planned 1995 development projects and capital expenditures; (ii) meet its 1995 operating cash requirements; and
(iii) meet expected debt service obligations during the next two years.

                        PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits:

          None.


     b)  Reports on Form 8-K:

          None.


                                 SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 12, 1995




                         By: /s/ MICHAEL J. DRURY
                             MICHAEL J. DRURY
                             SENIOR VICE-PRESIDENT AND
                             CHIEF FINANCIAL OFFICER