Form 10QSB
period 1995-06-30
CONTINENTAL WASTE INDUSTRIES INC
filed 1995-08-14
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                         OR

[   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                      Commission file number 0-22602


                    CONTINENTAL WASTE INDUSTRIES, INC.
     (Exact name of small business issuer as specified in its charter)


          Delaware                           11-2909512
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)    Identification Number)

                      67 Walnut Avenue, Suite 103
                        Clark, New Jersey          07066
     (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:(908) 396-0018

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                            Yes   X       No

6,364,228 shares of Common Stock, $.001 par value, were outstanding as of August 10, 1995.

Transitional Small Business Disclosure Format      Yes      X  No

                    CONTINENTAL WASTE INDUSTRIES, INC.
                             AND SUBSIDIARIES

                                   INDEX

PART I. FINANCIAL INFORMATION
                                                              Page
Item 1.  Financial Statements (Unaudited):


   Condensed Consolidated Balance Sheet - June 30, 1995 . . . . .3


     Condensed Consolidated Statements of Income -
       Three Months Ended June 30, 1995 and 1994 . . . . . .  . .4


     Condensed Consolidated Statements of Income -
       Six Months Ended June 30, 1995 and 1994 . . . . . . .  . .5


     Condensed Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1995 and 1994 . . .. . . . . . .6


     Notes to Condensed Consolidated Financial Statements. .. . .7


Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . .. . .9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .. . 12


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . .. . 12


        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

            CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheet

                                (Unaudited)
                                                          June 30,
                                                           1995
                                  ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                       $  3,794,547

       Accounts and notes receivable - net                6,705,032
       Other current assets                               5,238,574
               TOTAL CURRENT ASSETS                      15,738,153
     LANDFILL, PROPERTY AND EQUIPMENT - net              67,421,726

     EXCESS COST OVER THE FAIR VALUE
     OF NET ASSETS ACQUIRED - net                         9,980,425


     OTHER ASSETS                                         7,971,204


     TOTAL ASSETS                                      $101,111,508

                   LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current maturities of long-term debt           $     786,393
            Accounts payable                              2,492,830
            Other accrued liabilities                     5,385,387
     TOTAL CURRENT LIABILITIES                            8,664,610
     LONG-TERM DEBT, less current maturities             34,901,571
     ACCRUED LANDFILL CLOSURE COSTS, less
      current portion                                     6,856,722

     OTHER LONG-TERM LIABILITIES                         10,466,725
     STOCKHOLDERS' EQUITY:
     Common stock, $.001, authorized 10,000,000
       shares, issued and outstanding 6,269,596               6,318
          Additional paid-in capital                     33,541,021
     Retained earnings                                    7,146,640

     Treasury stock (47,625 common shares)                (472,099)

     TOTAL STOCKHOLDERS' EQUITY                          40,221,880
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $101,111,508


The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.


           CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Income

                                (Unaudited)


                                              Three Months Ended
                                                    June 30
                                              1995            1994
     Revenue                               $10,769,885     $5,388,037

     Costs and expenses:
       Operating expenses                    4,704,522      2,526,835
       General and administrative expenses   1,712,004        732,580
       Depreciation and amortization         1,398,791        837,069

         Income from operations              2,954,568      1,291,553

     Other income (expenses):
       Interest expense, net                 (658,612)      (307,778)
       Other, net                             (31,148)       (25,472)

         Other income (expenses), net        (696,175)      (333,250)

     Income before income taxes and
       minority interest                     2,264,808        958,303
     Provision for income taxes              (950,160)      (421,653)

         Net income                         $1,314,648     $  536,650

     Earnings per share:
       Primary                                   $0.19          $0.17
       Fully diluted                             $0.19          $0.15



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


           CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Income

                                (Unaudited)


                                               Six Months Ended
                                                  June 30,
                                             1995               1994

     Revenue                               $20,478,298     $9,761,828

     Costs and expenses:
      Operating expenses                     9,376,272      4,752,822
      General and administrative expenses    2,983,937      1,387,829
      Depreciation and amortization          2,758,981      1,497,549

       Income from operations                5,359,108      2,123,628

     Other income (expenses):
      Interest expense, net                (1,212,582)      (599,926)
      Other, net                              (85,658)       (25,306)

       Other income (expenses), net        (1,298,240)      (625,232)

     Income before income taxes and
       minority interest                     4,060,868      1,498,396
     Provision for income taxes            (1,722,970)      (659,294)

        Net income                          $2,337,898     $  839,102

     Earnings per share:
      Primary                                    $0.34          $0.27
      Fully diluted                              $0.33          $0.24



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


          CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                   1995         1994
Cash flows from operating activities:
  Net income                                  $2,337,898  $  839,102
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization               2,758,981   1,497,549
   Compensatory warrants                          15,420       --

   Changes in operating assets and liabilities:
    Accounts and notes receivables, net       (1,284,921)  (802,521)
    Other current assets                        (537,661)  (160,320)
    Accounts payable                            (543,353)  (182,845)
    Other current liabilities                   (204,615)    498,889
    Other long-term liabilities                   860,826    138,510
    Other long-term assets                      (486,004)  (424,697)
  Net cash provided by operating activities     2,916,571  1,403,667

Cash flows from investing activities:
  Capital expenditures                       (10,104,903) (4,518,388)
  Cash paid for business                      (1,065,755)      --
  Cash paid for common and preferred stock
   of minority interest                         (669,824)      --
  Cash held in escrow                           (937,571)     (6,437)
  Acquisition of landfill development project      --     (1,498,248)
  Net cash used in investing activities      (12,778,053) (6,023,073)

Cash flows from financing activities:
  Issuance of long-term debt                   32,713,054   4,993,857
  Payments on long-term debt                 (23,176,035) (2,194,308)
  Deferred financing costs paid                 (716,871)      --
  Net borrowings under short-term
   lines of credit                                  --      (240,000)
  Exercise of warrants for common stock           218,715       --
  Issuance of common stock                        305,479   2,476,250
  Purchase of treasury stock                    (365,550)       --
  Net cash provided by financing activities     8,978,792   5,035,799

Net decrease in cash and cash equivalents       (882,690)     416,393

Cash and cash equivalents, beginning of year    4,677,237   1,062,049

Cash and cash equivalents, end of period       $3,794,547  $1,478,442


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


           CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in Continental Waste Industries, Inc. ("the Company's") Form 10-KSB for the year ended December 31, 1994.

Certain amounts in previously issued financial statements have been reclassified to conform to 1995 classifications.


Note 2- Business Combinations and Equity Offering
During the second half of 1994, the Company purchased a majority interest in Victory Waste Incorporated ("Victory") and G.E.M. Environmental Management, Inc. ("GEM") which is a subsidiary of Victory. As of June 30, 1995, the Company owns 100% of Victory and 100% of GEM with a final distribution to minority shareholders of $816,302. The balance of the GEM shares were acquired pursuant to a cash-out merger. The balance of the Victory shares were acquired as a result of a cash-out reverse stock split. As of June 30, 1995, the Company has issued 777,030 common shares ("Shares"), $3,395,000 in cash and payables and contingent options with a fair market value of approximately $2,520,000. There are also approximately 191,270 contingent Shares outstanding for the purchase of these companies.

During the second quarter of 1995, the Company purchased two hauling and collection companies for a total of approximately $1.4 million.

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

Subsequent to June 30, 1995, the Company purchased two hauling and collection companies and a recycling center for a total of approximately $5.0 million in Indiana and Missouri. The Company purchased a company in Mexico engaged in engineering and consulting, landfill management and hauling and collection for a total of approximately $1.4 million.

Note 3 - Earnings Per Share

Primary earnings per share for the periods are based upon the weighted average number of common and common equivalent shares outstanding during such periods, contingent shares and options related to the Victory Waste acquisition and net income. Common equivalent shares result from dilutive stock options and warrants. Primary weighted average shares were 6,848,000 and 3,101,000 for the six months ended June 30, 1995 and 1994, respectively, and 6,876,000 and 3,238,000 for the three months ended June 30, 1995 and 1994, respectively.

Fully diluted earnings per share are similarly computed but include, if dilutive, the effect of the Company's convertible Series A preferred stock which was outstanding during the three and six months ended June 30, 1994.

Fully dilutive weighted average shares were 6,961,000 and 3,526,000 for the six months ended June 30, 1995 and 1994, respectively, and 6,985,000 and 3,663,000 for the three months ended June 30, 1995 and 1994, respectively.

Note 4 - Supplemental Cash Flows Disclosure
                                               Six Months Ended
                                                   June 30,
                                               1995             1994
 Cash paid during the period for:
  Interest, net of interest capitalized     $1,416,311       $576,981
  Income taxes                              $1,233,011       $405,645

 Common stock issued in settlement of
   certain liabilities                      $    ---         $ 93,297

 Business acquisitions:
  Common stock issued                       $   96,688       $    --
  Notes issued to sellers                      244,284            --
  Cash paid                                  1,065,755            --
   Total consideration paid                  1,406,727            --
   Assets received                           2,276,513            --
   Liabilities assumed                      $  869,786       $    --


Note 5 - Other Information

 Selected balance sheet account disclosures follow:
                                                     June 30,
                                                       1995

 Allowance for doubtful accounts                  $   322,415

 Accumulated depreciation and amortization
  of property and equipment                       $10,331,557

 Accumulated amortization of excess cost
  over the fair value of net assets acquired      $ 1,051,883


Note 6 - Debt

On March 28, 1995, the Company entered into a $45 million revolving credit facility agreement (the "Revolver") with LaSalle National Bank ("LNB") expiring in March 1998. At June 30, 1995, the weighted average interest rate of the outstanding Revolver was 9.2%. The Revolver includes provisions for letters of credit up to $5.0 million. The Company also has a 1/2% fee on the average unused portion of the Revolver and up to 2.0% on average outstanding letters of credit. The Revolver is secured by all corporate assets and a pledge of the stock of all subsidiaries. As of June 30, 1995, there was $32,500,000 outstanding under the Revolver.

Under the Revolver, the Company is required to meet certain financial covenants. As of June 30, 1995, the Company was in violation of one such covenant. LNB has issued a waiver of noncompliance regarding this covenant violation.



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


Results of Operations

Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

Revenue:
Revenue increased by $5.4 million, or 100%, from $5.4 million to $10.8 million. The increase in revenue was primarily due to the acquisition of Victory Waste Incorporated ("Victory") on July 1, 1994 ($4.1 million), the acquisition of a Costa Rican landfill and hauling operations during the third quarter of 1994, two additional hauling and collection companies in the second quarter of 1995, and increased waste collection.

Operating Expenses:
Operating expenses, including depreciation and amortization, increased by $2.7 million from $3.4 million to $6.1 million in the second quarter of 1995 compared with the same period in 1994 but decreased as a percentage of revenue from 62.4% to 56.7%, respectively. The percentage decrease was primarily due to operating cost efficiencies achieved at both the landfill operations and the hauling and collection operations and acquired companies experiencing a lower percentage than the Company did in the prior year. The dollar increase was primarily due to the acquisition of Victory.

General and Administrative Expenses:
General and administrative expenses increased by $979,000 from $733,000 to $1.7 million and increased as a percentage of revenues from 13.6% to 15.9%. The percentage increase was a result of acquired companies experiencing a higher percentage than the Company did in the prior year. The dollar increase was primarily due to the acquisition of Victory.

Interest Expense, Net:
Interest expense was $308,000 for the second quarter of 1994 compared to $659,000 for the same period in 1995. The increase was due primarily to increased levels of debt assumed or incurred in the acquisition of Victory and the other acquisitions previously mentioned and the financing of capital expenditures.

Provision for Income Taxes:
The provision for income taxes increased by $528,000 from $422,000 to $950,000 as a result of a higher income level partially offset by a lower effective tax rate in 1995.

Net Income:
For the reasons discussed above, the Company's net income increased by $778,000 from $537,000 to $1.3 million.

Preferred Stock Dividends:
Series A and Series B Preferred Stock dividends had been suspended since April 1, 1993, by agreement with the holders of such stock. In November 1994, all of the outstanding shares of the Series A and Series B preferred shares were converted into common shares and redeemed, respectively.

Results of Operations

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30,
1994

Revenue:
Revenue increased by $10.7 million, or 110%, from $9.8 million to $20.5 million. The increase in revenue was primarily due to the acquisition of Victory Waste Incorporated ("Victory") on July 1, 1994 ($7.1 million), increased landfill activity, the acquisition of a Costa Rican landfill and hauling operations during the third quarter of 1994, two additional hauling and collection companies in the second quarter of 1995, and increased waste collection.

Operating Expenses:
Operating expenses, including depreciation and amortization, increased by $5.8 million from $6.3 million to $12.1 million in the first half of 1995 compared with the same period in 1994 but decreased as a percentage of revenue from 64.0% to 59.3%, respectively. The percentage decrease was primarily attributable to the economics of scale in the Company's landfill and collection operations achieved through higher activity levels which improved the percentage relationship and acquired companies experiencing a lower percentage than the Company did in the prior year. The dollar increase was primarily due to the acquisition of Victory.

General and Administrative Expenses:
General and administrative expenses increased by $1.6 million from $1.4 million to $3.0 million and increased as a percentage of revenues from 14.2% to 14.6%. The percentage increase was a result of acquired companies experiencing a higher percentage than the Company did in the prior year. The dollar increase was primarily due to the acquisition of Victory.

Interest Expense, Net:
Interest expense was $600,000 for the first half of 1994 compared to $1.2 million for the same period in 1995. The increase was due primarily to increased levels of debt assumed or incurred in the acquisition of Victory and the other acquisitions previously mentioned and the financing of capital expenditures.

Provision for Income Taxes:
The provision for income taxes increased by $1.1 million from $659,000 to $1.7 million as a result of a higher income level partially offset by a lower effective tax rate in 1995.

Net Income:
For the reasons discussed above, the Company's net income increased by $1.5 million from $839,000 to $2.3 million.

Preferred Stock Dividends:
Series A and Series B Preferred Stock dividends had been suspended since April 1, 1993, by agreement with the holders of such stock. In November 1994, all of the outstanding shares of the Series A and Series B preferred shares were converted into common shares and redeemed, respectively.


Changes in Financial Condition, Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness and capital expenditures. At June 30, 1995, the Company had working capital of $7.1 million, and its cash and cash equivalents balance was $3.8 million. The growth in working capital is primarily attributable to the 1994 public and private offerings of its common stock ($16.5 million in 1994), the exercise of warrants for common stock ($1.2 million in 1994), and the refinancing of the Company's debt by entering into a $45 million long-term revolving credit facility agreement in March 1995.

Cash Flow from Operating Activities:
During the six months ended June 30, 1995 and 1994, net cash provided by operating activities was $2.9 million and $1.4 million, respectively. This increase is primarily due to higher earnings (excluding the effect of noncash charges) in the first half of 1995 versus the same period in 1994, and long-term liabilities increasing more in the first half of 1995 versus the same prior year period. These were offset by accounts receivable and other current assets increasing more in the first half of 1995 compared with the same prior year period and net accounts payable and accrued expenses decreasing more in the first half of 1995 versus 1994.

Cash Flow from Investing Activities:
During the six months ended June 30, 1995 and 1994, the Company made capital expenditures of approximately $10.1 million and $4.5 million, respectively, for landfill expansions, equipment additions and a landfill development project in 1994. The Company expects total expenditures for 1995 will be approximately $15.0 million to $17.0 million.

Cash Flow from Financing Activities:
Cash flows from financing activities were approximately $9.0 million and $5.0 million during the first half of 1995 and 1994, respectively. The increases were due to the effect of new indebtedness and common stock issued upon the exercise of certain warrants in the first half of 1994.

On March 28, 1995, the Company entered into a $45 million revolving credit facility agreement (the "Revolver") with LaSalle National Bank ("LNB") expiring in March 1998. At June 30, 1995, the weighted average interest rate of the outstanding Revolver was 9.2%. The Revolver includes provisions for letters of credit up to $5.0 million. The Company also has a 1/2% fee on the average unused portion of the Revolver and up to 2.0% on average outstanding letters of credit. The Revolver is secured by all corporate assets and a pledge of the stock of all subsidiaries. As of June 30, 1995, there was $32.5 million outstanding under the Revolver.

Under the Revolver, the Company is required to meet certain financial covenants. As of June 30, 1995, the Company was in violation of one such covenant. LNB has issued a waiver of noncompliance regarding this covenant violation.

During the first half of 1995, 29,635 shares of common stock were issued upon the exercise of certain warrants for $218,715.

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




                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On June 22, 1995, the Company held its annual meeting of stockholders. All voting shares approved the selection of Arthur Andersen LLP as independent accountants of the Company for fiscal year ending December 31, 1995, with 4,005,416 in favor, 1,400 against and 1,700 votes abstaining. All voting shareholders approved amending the Company's Articles of Incorporation to provide for a Stock Option Plan, with 3,524,146 in favor, 420,070 against and 3,800 abstaining.



Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits:

          None.


     b)  Reports on Form 8-K:

          None.




                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  August 14, 1995




                              By:  /s/ Michael J. Drury

                                  MICHAEL J. DRURY
                                  SENIOR VICE PRESIDENT AND
                                  CHIEF FINANCIAL OFFICER