Form 10QSB
period 1995-09-30
CONTINENTAL WASTE INDUSTRIES INC
filed 1995-11-14
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                             OR

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

Registrant's telephone number, including area code (908)396-0018




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                   Yes   X       No

8,371,843 shares of Common Stock, $.001 par value, were outstanding as of November 10, 1995.

Transitional Small Business Disclosure Format   Yes      X No





                    CONTINENTAL WASTE INDUSTRIES, INC.
                             AND SUBSIDIARIES

                                   INDEX


PART I. FINANCIAL INFORMATION                           Page
Item 1.  Financial Statements (Unaudited):


   Condensed Consolidated Balance Sheet -
     September 30, 1995                                   3


   Condensed Consolidated Statements of Income -
     Three Months Ended September 30, 1995 and 1994       4


   Condensed Consolidated Statements of Income -
     Nine Months Ended September 30, 1995 and 1994        5


   Condensed Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1995 and 1994        6


   Notes to Condensed Consolidated Financial Statements   7


Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations    12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                16



SIGNATURE                                                17




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

       CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES

             Condensed Consolidated Balance Sheet

                           (Unaudited)
                                                 September 30,
                                                      1995
                                  ASSETS
CURRENT ASSETS
 Cash and cash equivalents                       $  2,624,018
 Accounts and notes receivable - net                6,930,869
 Other current assets                               6,134,448
TOTAL CURRENT ASSETS                               15,689,335
LANDFILL, PROPERTY AND EQUIPMENT - net             73,604,550

EXCESS COST OVER THE FAIR VALUE
 OF NET ASSETS ACQUIRED - net                      13,964,922

OTHER ASSETS                                       10,263,778

TOTAL ASSETS                                     $113,522,585
                                                 -------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable and current maturities            $  1,558,670
  of long-term debt
 Accounts payable                                   3,498,478
 Other accrued liabilities                          4,933,094

TOTAL CURRENT LIABILITIES                           9,990,242
LONG-TERM DEBT, less current maturities            44,980,068
ACCRUED LANDFILL CLOSURE COSTS, less
 current portion                                    6,710,131

OTHER LONG-TERM LIABILITIES                         9,218,510

STOCKHOLDERS' EQUITY:
Common stock, $.001, authorized 10,000,000
 shares, issued and outstanding 6,434,905               6,435
Additional paid-in capital                          34,422,093
Retained earnings                                    8,667,205

Treasury stock (47,625 common shares)                 (472,099)

TOTAL STOCKHOLDERS' EQUITY                          42,623,634

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $113,522,585



The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.


         CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Income

                            (Unaudited)


                                             Quarter Ended
                                              September 30,
                                            1995        1994

Revenue                                 $12,964,500 $9,373,043

Costs and expenses:
 Operating expenses                       5,974,828  4,414,919
 General and administrative expenses      1,827,444  1,361,182
 Depreciation and amortization            1,807,220  1,336,559

  Income from operations                  3,355,008  2,260,383

 Other income (expenses):
  Interest expense                         (968,264)  (628,066)
  Other, net                                127,042    (59,003)

   Other income (expenses), net            (841,222)  (687,069)

 Income before income taxes and
  extraordinary gain                      2,513,786  1,573,314
 Provision for income taxes                (993,221)  (721,492)

 Income before extraordinary gain         1,520,565    851,822
 Extraordinary gain (net of $280,280 of
  income taxes)                               ---      356,720

 Net income                              $1,520,565 $1,208,542
                                        ----------- -----------
 Earnings per share:
  Primary
   Income before extraordinary gain          $0.22      $0.21
   Extraordinary gain                         ---        0.09

   Net income                                $0.22      $0.30
                                           -------    -------
  Fully diluted
   Income before extraordinary gain          $0.22      $0.19
   Extraordinary gain                         ---        0.08

   Net income                                $0.22      $0.27
                                            ------    -------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


            CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Income

                                (Unaudited)


                                             Nine Months Ended
                                               September 30
                                             1995       1994
Revenue                                 $33,442,798 $19,134,871
Costs and expenses:
 Operating expenses                      15,351,100   9,167,741
 General and administrative expenses      4,811,381   2,749,011
 Depreciation and amortization            4,566,201   2,834,108

  Income from operations                  8,714,116   4,384,011

Other income (expenses):
  Interest expense                       (2,266,259) (1,238,208)
  Other, net                                126,797     (74,093)

   Other income (expenses), net          (2,139,462) (1,312,301)

Income before income taxes and
 extraordinary gain                       6,574,654   3,071,710
Provision for income taxes               (2,716,191) (1,380,786)

Income before extraordinary gain          3,858,463   1,690,924
Extraordinary gain (net of $280,280 of
 income taxes)                                ---       356,720
Net income                               $3,858,463  $2,047,644
                                         ----------  ----------
Earnings per share:
 Primary
  Income before extraordinary gain          $0.56       $0.49
  Extraordinary gain                         ---         0.10
  Net income                                $0.56       $0.59
                                           ------      ------
 Fully diluted
  Income before extraordinary gain          $0.55       $0.43
  Extraordinary gain                          ---        0.09
  Net income                                $0.55       $0.52
                                           ------      ------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


            CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                             Nine Months Ended
                                                September 30,
                                              1995      1994
Cash flows from operating activities:
 Net income                              $3,858,463 $2,047,644
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization           4,566,201  2,834,108

  Compensatory options, warrants
   and common shares                         23,130    129,868

  Changes in operating assets and
   liabilities, net of effect of
   acquired businesses:
   Accounts and notes receivables, net   (1,281,920)  (954,339)
   Other current assets                    (261,326)  (668,081)
   Accounts payable                         324,631    870,188
   Other current liabilities             (1,127,475) 1,469,016
   Other long-term liabilities               31,413    277,269
   Other long-term assets                  (920,218)    91,800
  Net cash provided by operating
   activities:                            5,212,899  6,097,473

Cash flows from investing activities:
 Capital expenditures                   (15,412,583)(9,941,540)
 Cash paid for businesses, net of cash
  acquired                               (5,328,309)     ---
 Cash acquired in business purchased
  with common stock                           ---      323,633
 Cash paid for common and preferred
  stock of minority interest             (1,219,739)     ---
 Cash held in escrow                     (1,901,355)  (436,201)
 Acquisition of landfill development
  project                                    ---    (1,439,799)
 Net cash used in investing activities  (23,861,986)(11,493,907)

Cash flows from financing activities:
  Issuance of long-term debt             43,312,968  12,517,236
  Payments on long-term debt            (26,267,867) (10,160,524)
  Deferred financing costs paid            (607,877)   (395,061)
  Net payments under short-term lines
  of credit                                  ---       (240,000)
  Exercise of warrants for common stock     218,715       ---
  Issuance of common stock                  305,479   4,783,749
  Purchase of treasury stock               (365,550)   (106,549)
  Net cash provided by financing
   activities                            16,595,868   6,398,851
Net (decrease) increase in cash and
 cash equivalents                        (2,053,219)  1,002,417

Cash and cash equivalents, beginning
 of year                                  4,677,237   1,062,049
Cash and cash equivalents, end of period $2,624,018  $2,064,466
                                         ----------  ----------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




           CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in Continental Waste Industries, Inc. ("the Company's") Form 10-KSB for the year ended December 31, 1994.

Certain amounts in previously issued financial statements have been reclassified to conform to 1995 classifications. The
Company's $0.001 par value common stock is hereafter referred to as Shares.


Note 2 - Business Combinations and Equity Offering
During the second half of 1994, the Company purchased a majority interest in Victory Waste Incorporated ("Victory") and G.E.M. Environmental Management, Inc. ("GEM") which is a subsidiary of Victory. By June 30, 1995, the Company owned 100% of Victory and 100% of GEM. In aggregate, the Company has issued 777,030 Shares, paid $3,395,000 in cash and payables and agreed to grant stock options to purchase Shares worth $2,520,000 to acquire all of Victory and GEM during the period from July 1994 to June 1995. Approximately 191,270 Shares are contingently issuable as additional consideration for these acquisitions.

Between April and August 1995, the Company enlarged its domestic operations with the acquisition of four collection companies, two transfer stations and two recycling facilities. In addition to the new domestic acquisitions, in August 1995, the Company acquired a 72% interest in Procesa Continental S.A. de C.V. ("Procesa"), a Mexican landfill engineering and management company headquartered in Mexico City. Procesa, which also operates a small roll-off collection service, performs certain operational and supervisory functions for the largest landfill in Mexico City, Puente de Bordo.

The aggregate purchase price of the 1995 acquisitions was $7.9 million, plus the assumption or refinancing of $2.1 million of debt and $1.0 million of future payments contingent upon certain financial performance levels. The purchase prices were paid by issuing 42,020 Shares with a market value of $496,688 at the time of issuance and cash financed through the Company's $45 million revolving credit facility. Each of these transactions have been accounted for using the purchase method of accounting. All of these acquisitions were accounted for as purchases and, accordingly, the purchase price, in some cases based on the estimated market value of the Shares issued as consideration, was allocated to the related assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Those estimated fair values have been adjusted as of September 30, 1995. Any future adjustments, if any, will be made prior to the one year anniversary of the related acquisition and are not expected to be material. Operating results of acquired businesses have been included in the consolidated financial statements from the date of acquisition.

The following summarizes the pro forma operating results of the Company for the nine months ended September 30, 1995 and 1994 as if the acquisitions described above had occurred at the beginning of the applicable year.

                                            Nine Months Ended
                                             September 30,
                                            1995       1994

Pro forma revenue                      $39,795,463  $34,291,478

Pro forma income before
 extraordinary gain                    $ 3,772,960  $ 1,638,462

Pro forma net income                   $ 3,772,960  $ 1,995,182

Pro forma primary earnings per
 share after extraordinary gain        $      0.55  $      0.57

Pro forma fully diluted earnings
 per share after extraordinary gain    $      0.54  $      0.50

The pro forma operating results include each acquiree's pre-acquisition results of operations for the indicated periods with adjustments to reflect amortization of goodwill, additional depreciation on the increases to the fair market value of fixed assets, interest expense on the acquisition borrowings, the effect of income taxes thereon and the effect of the issuance of Shares. The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

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

Concurrent with the public offering, in order to eliminate the accrual of any further dividends on its Series A preferred stock, the Series A preferred stockholders agreed to and have converted the 425,200 Series A preferred shares into 425,200 Shares. The Company, in consideration of the conversion, issued warrants to purchase 42,656 Shares at an exercise price of $9.50 to the holders of the Series A preferred shares. The warrants expire in 1999.


Note 3 - Earnings Per Share

Primary earnings per share for all periods presented are based upon the weighted average number of common and common equivalent shares outstanding during such periods, contingent shares and options related to the Victory Waste acquisition and adjusted net income. Common equivalent shares result from dilutive stock options and warrants. Primary weighted average shares were 3,448,000 and 4,113,000 for the nine months and for the quarter ended September 30, 1994, respectively.

Fully diluted earnings per share are similarly computed but include the effect of the Company's convertible Series A preferred stock which were outstanding during the three and nine months ended September 30, 1994 and were converted to Shares in November 1994. Fully dilutive weighted average shares were 3,917,000 and 4,554,000 for the nine months and for the three months ended September 30, 1994, respectively.

Earnings per share for the quarter and nine months ended
September 30, 1995 was based on the following:

                            Primary            Fully Diluted
                      Quarter  Nine Months  Quarter  Nine Months
                        Ended      Ended      Ended     Ended
                       9/30/95    9/30/95    9/30/95   9/30/95
Weighted average
 common and common
 equivalent shares:
 Shares outstanding   6,367,002  6,277,446  6,367,002  6,277,446
 Dilutive stock
  options and
  warrants              411,950    450,355    431,822    470,241
 Contingent shares
  and options related
  to the Victory
  acquisition            85,318     85,318    190,874    190,874

                      6,864,270  6,813,119  6,989,698  6,938,561
                      ---------  ---------  ---------  ---------

Income available to
 common stockholders:
 Net income          $1,520,565 $3,858,463 $1,520,565 $3,858,463
  Amortization of
   incremental goodwill
   upon issuance of
   additional contingent
   shares               (14,717)   (33,850)   (14,717)   (33,850)
                     $1,505,848 $3,824,613 $1,505,848  $3,824,613
                     ---------- ---------- ----------  ----------


Note 4 - Supplemental Cash Flows Disclosure


                                         Nine Months Ended
                                           September 30,
                                           1995       1994
Cash paid during the period for:
 Interest, net of interest capitalized  $2,069,170  $ 1,294,067
 Income taxes                           $1,233,011  $   439,844

Shares and warrants issued in settlement
 of certain obligations                 $    ---    $    168,297

Business acquisitions:
 Shares issued                          $  496,688  $  5,418,000
 Notes issued to sellers                 2,034,284         ---
 Cash paid                               5,328,309         ---
  Total consideration paid               7,859,281     5,418,000
  Assets received                       10,789,901    29,267,000
  Liabilities assumed                   $2,930,620  $ 23,849,000
                                        ----------  -------------
Warrants for the purchase of common
 stock issued in settlement of debt     $    ---    $     75,000
                                        ----------  -------------
Shares issued for the acquisition of
 land and equipment                     $    ---    $    200,000
                                        ----------  -------------

Note 5 - Other Information

Selected balance sheet account disclosures follow:
                                                  September 30,
                                                       1995

Allowance for doubtful accounts                   $   336,123

Accumulated depreciation and amortization
 of property and equipment                        $12,004,179

Accumulated amortization of excess cost
 over the fair value of net assets acquired       $ 1,174,322


Note 6 - Debt

On March 28, 1995, the Company entered into a new $45.0 million credit facility (the "Credit Facility") with LaSalle National Bank ("LNB"). The Credit Facility, which expires in June 1998, refinanced certain existing indebtedness and provided additional funds for the operation of the Company. The Credit Facility has been subsequently syndicated to the Bank of America and the First Bank of Boston. Each borrowing under the Credit Facility bears interest based on the Company's leverage ratio, as defined, of total liabilities (not including draws on the Credit Facility) to tangible net worth. If the leverage ratio is less than 1.25 to 1, then the interest rate is prime. If the leverage ratio range falls between 1.25 to 1.75 compared to 1, then the rate is prime plus 0.5%. If the leverage ratio is greater than 1.75 to 1, then the interest rate is prime plus 1.0%. Alternatively, at the Company's election, borrowings may bear interest at an adjusted LIBOR rate plus (depending again on the Company's leverage ratio) 2.0%, 2.5% or 3.0%. The Credit Facility includes provisions for letters of credit up to $5.0 million, however, such letters of credit reduce the funds available for other borrowings under the Credit Facility. The Company is required to pay a fee equal to 0.5% fee on the average unused portion of the Credit Facility and up to 2.0% on average outstanding letters of credit. The Credit Facility is secured by all corporate assets and a pledge of the stock of all subsidiaries. At September 30, 1995, $41.6 million was outstanding under the Credit Facility and bore interest at a weighted average interest of 9.2% per annum.

Under the Revolver, the Company is required to meet certain financial covenants. On October 5, 1995 the Company amended the Credit Facility to permit expenditures at the level projected by the Company for the fiscal year ended December 31, 1995. As of September 30, 1995, the Company was in compliance with all such covenants.

Note 7 - Subsequent Event

In October 1995, the Company and certain of its stockholders completed a public offering including subsequent exercise by the underwriters of the over-allotment of 2,268,408 Shares (1,975,656 Shares were sold by the Company and 272,592 Shares were sold by certain stockholders of the Company). The Company received approximately $30.2 million of net proceeds from the sale. The proceeds were used to reduce the outstanding indebtedness under the Company's $45.0 million revolving credit facility (the "Credit Facility") which provided the Company with renewed borrowing capacity under the Credit Facility for future acquisitions, capital expenditures and general corporate purposes.

In October 1995, the Company purchased, through one of its subsidiaries, a sanitary landfill in Richland County, South Carolina. The acquiring subsidiary, which is 85% owned by the Company, was organized recently to make acquisitions of landfills and related solid waste management operations and to pursue privatization and public-private partnership opportunities in the Southeastern United States. The Company has an option to acquire the remaining 15% of the subsidiary for approximately $2.4 million of common stock of the Company. The Company on behalf of its subsidiary paid $2.4 million in cash and notes, and assumed $1.1 million of debt for the landfill. As a condition of the landfill purchase, a South Carolina collection company has entered into, among other things, a 10-year put-or-pay disposal contract with the Company to provide a minimum of 300 tons of waste per day, and a 120-day disposal contract for 500 tons of waste per day, with a right of first refusal to the Company for a long-term extension.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Background:
Continental Waste Industries, Inc. (the "Company") provides integrated solid waste management services to approximately 175,000 residential, commercial and industrial customers concentrated primarily in the Midwestern and Mid-South regions of the United States. These services include non-hazardous landfill disposal, solid waste collection, transfer station operations and recycling programs. The Company also provides solid waste management services in Costa Rica and Mexico.

The Company's growth strategy is centered around landfill and collection business acquisitions and a landfill capacity expansion program primarily within mid-sized regional markets, as well as selected Latin American markets. The Company pursues a "hub and spoke" acquisition strategy, involving the acquisition of landfills in its target markets as well as collection operations around Company-owned landfills. The Company targets both profitable and under-performing landfills and collection businesses. The Company will also consider acquiring recycling businesses in markets where these businesses can complement the Company's solid waste management services.

Results of Operations

Quarter Ended September 30, 1995 Compared to Quarter Ended
September 30, 1994

Revenue:
Revenue increased by $3.6 million, or 38.3%, to $13.0 million from $9.4 million. The increase in revenue was primarily due to the acquisitions of two hauling and collection companies acquired in the second quarter and two in the third quarter of 1995, a recycling facility in the third quarter of 1995, and a 72% interest in a Mexican landfill engineering and management company as well as increased waste collection.

Operating Expenses:
Operating expenses, including depreciation and amortization, increased by $2.0 million from $5.8 million to $7.8 million but decreased as a percentage of revenue from 61.4% to 60.0%, respectively. The percentage decrease was primarily due to operating cost efficiencies achieved in 1995 at the landfill operations. The dollar increase was primarily due to the above mentioned acquisitions.

General and Administrative Expenses:
General and administrative expenses increased by $466,000 from $1.4 million to $1.8 million and decreased as a percentage of revenues from 14.5% to 14.1%. The percentage decrease was a result of certain acquired companies experiencing a lower percentage of general and administrative expenses to revenue than the Company did in the prior year. The dollar increase was primarily due to the above mentioned acquisitions.

Interest Expense:
Interest expense was $628,000 for the third quarter of 1994 compared to $968,000 for the same period in 1995. The increase was due primarily to increased levels of debt assumed or incurred in the acquisitions previously mentioned and the financing of capital expenditures.

Provision for Income Taxes:
The provision for income taxes increased by $272,000 from $721,000 to $993,000 as a result of a higher income level partially offset by a lower effective tax rate in 1995.

Extraordinary Gain:
The Company recorded a $357,000 after-tax extraordinary gain on the early retirement of certain debt at a discount in 1994.

Net Income:
For the reasons discussed above, the Company's net income increased by $312,000 from $1.2 million to $1.5 million.

Results of Operations

Nine Months Ended September 30, 1995 Compared to Nine Months
Ended September 30, 1994

Revenue:
Revenue increased by $14.3 million, or 74.8%, to $33.4 million from $19.1 million. The increase in revenue was primarily due to the acquisition of Victory Waste Incorporated ("Victory") on July 1, 1994 ($7.4 million), the acquisitions of a Costa Rican landfill and hauling operations during the third quarter of 1994, two hauling and collection companies in the second quarter and two in the third quarter of 1995, a recycling facility in the third quarter of 1995, and a 72% interest in a Mexican landfill engineering and management company as well as increased waste collection.

Operating Expenses:
Operating expenses, including depreciation and amortization, increased by $7.9 million from $12.0 million to $19.9 million in the first nine months of 1995 but decreased as a percentage of revenue from 62.7% to 59.6%, respectively. The percentage decrease was primarily attributable to the economies of scale in the Company's landfill operations achieved through higher activity levels Victory experienced a lower percentage than it did in the prior year. The dollar increase was primarily due to the above mentioned acquisitions.

General and Administrative Expenses:
General and administrative expenses increased by $2.1 million from $2.7 million to $4.8 million and remained constant as a percentage of revenues at 14.4% to 14.6%. The dollar increase was primarily due to the above mentioned acquisitions.

Interest Expense:
Interest expense was $1.2 million for the nine months of 1994 compared to $2.3 million for the same period in 1995. The increase was due primarily to increased levels of debt assumed or incurred in the acquisition of Victory and the other acquisitions previously mentioned and the financing of capital expenditures.

Provision for Income Taxes:
The provision for income taxes increased by $1.3 million from $1.4 million to $2.7 million as a result of a higher income level partially offset by a lower effective tax rate in 1995.

Extraordinary Gain:
The Company recorded a $357,000 after tax extraordinary gain on the early retirement of certain debt at a discount in 1994.

Net Income:
For the reasons discussed above, the Company's net income increased by $1.8 million from $2.1 million to $3.9 million.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and business acquisitions. At September 30, 1995, the Company had working capital of $5.7 million, an increase of $7.8 million since September 30, 1994, and its cash and cash equivalents balance was $2.6 million. The growth in working capital is primarily attributable to the November 1994 public offering and additionally to private offerings of its common stock ($16.5 million in 1994), the exercise of warrants for common stock ($1.2 million in 1994), and the reclassification of certain of the Company's debt from short-term to long-term as a result of entering into a $45 million long-term revolving credit facility agreement in March 1995.

Cash Flow from Operating Activities:
During the nine months ended September 30, 1995 and 1994, net cash provided by operating activities was $5.2 million and $6.1 million, respectively. This decrease is primarily due to current liabilities decreasing in the first nine months of 1995 versus increasing in the same period of 1994, long-term assets increasing in the first nine months of 1995 versus decreasing in the same period of 1994 and other current assets increasing less in the first nine months of 1995 versus 1994. Partially offsetting these effects were higher earnings (excluding the effect of noncash charges) in the nine months of 1995 versus the same period in 1994.

Cash Flow from Investing Activities:
During the nine months ended September 30, 1995 and 1994, the Company made capital expenditures of approximately $15.4 million and $9.9 million, respectively, for landfill expansions and equipment additions. The Company expects total expenditures for 1995 will be approximately $17.0 million to $18.0 million. During 1995 the Company increased its funding of escrow accounts by $1.5 million over 1994 for closure and post-closure costs.

During the nine months ended September 30, 1995 the Company paid $5.3 million for acquired businesses. Between April and August 1995, the Company enlarged its domestic operations with the acquisition of four collection companies, two transfer stations and two recycling facilities. In addition to the new domestic acquisitions, in August 1995, the Company acquired a 72% interest in Procesa Continental S.A. de C.V. ("Procesa"), a Mexican landfill engineering and management company headquartered in Mexico City. Procesa, which also operates a small roll-off collection service, performs certain operational and supervisory functions for the largest landfill in Mexico City, Puente de Bordo.

Cash Flow from Financing Activities:
Cash flows from financing activities were approximately $16.6 million and $6.4 million during the first nine months of 1995 and 1994, respectively. The increase was primarily due to the effect of new indebtedness in the first nine months of 1995 to fund capital expenditures, business acquisitions and escrow accounts for closure and post-closure.

On March 28, 1995, the Company entered into a new $45.0 million credit facility (the "Credit Facility") with LaSalle National Bank ("LNB"). The Credit Facility, which expires in June 1998, has been subsequently syndicated to the Bank of America and the First Bank of Boston. Each borrowing under the Credit Facility bears interest based on the Company's leverage ratio, as defined, of total liabilities (not including draws on the Credit Facility) to tangible net worth. If the leverage ratio is less than 1.25 to 1, then the interest rate is prime. If the leverage ratio range falls between 1.25 to 1.75 compared to 1, then the rate is prime plus 0.5%. If the leverage ratio is greater than 1.75 to 1, then the interest rate is prime plus 1.0%. Alternatively, at the Company's election, borrowings may bear interest at an adjusted LIBOR rate plus (depending again on the Company's leverage ratio) 2.0%, 2.5% or 3.0%. The Credit Facility includes provisions for letters of credit up to $5.0 million, however, such letters of credit reduce the funds available for other borrowings under the Credit Facility. The Company is required to pay a fee equal to 0.5% fee on the average unused portion of the Credit Facility and up to 2.0% on average outstanding letters of credit. The Credit Facility is secured by all corporate assets and a pledge of the stock of all subsidiaries. At September 30, 1995, $41.6 million was outstanding under the Credit Facility and bore interest at a weighted average interest of 9.2% per annum.

Under the Revolver, the Company is required to meet certain financial covenants. As of September 30, 1995, the Company was in compliance with all such covenants. On October 5, 1995 the Company amended the Credit Facility to permit expenditures at the level projected by the Company for the fiscal year ended December 31, 1995.

During the first nine months of 1995, 29,635 shares of common stock were issued upon the exercise of certain warrants for $218,715.

In October 1995, the Company and certain of its stockholders completed a public offering including subsequent exercise by the underwriters of the over-allotment of 2,268,408 Shares (1,975,656 Shares were sold by the Company and 272,592 Shares were sold by certain stockholders of the Company). The Company received approximately $30.2 million of net proceeds from the sale. The proceeds were used to reduce the outstanding indebtedness under the Company's $45.0 million revolving credit facility (the "Credit Facility") which provided the Company with renewed borrowing capacity under the Credit Facility for future acquisitions, capital expenditures and general corporate purposes.

In October 1995, the Company purchased, through one of its subsidiaries, a sanitary landfill in Richland County, South Carolina. The acquiring subsidiary, which is 85% owned by the Company, was organized recently to make acquisitions of landfills and related solid waste management operations and to pursue privatization and public-private partnership opportunities in the Southeastern United States. The Company has an option to acquire the remaining 15% of the subsidiary for approximately $2.4 million of common stock of the Company. The Company on behalf of its subsidiary paid $2.4 million in cash and notes, and assumed $1.1 million of debt for the landfill. As a condition of the landfill purchase, a South Carolina collection company has entered into, among other things, a 10-year put-or-pay disposal contract with the Company to provide a minimum of 300 tons of waste per day, and a 120-day disposal contract for 500 tons of waste per day, with a right of first refusal to the Company for a long-term extension.

The Company believes that cash from operating activities, cash on hand, additional borrowings under the Credit Facility, issuance of additional debt, and access to capital markets, including public and private placement offerings, will be sufficient to:
(i) finance its planned 1995 and 1996 development projects and capital expenditures; (ii) meet its 1995 and 1996 operating cash requirements; and (iii) meet expected debt service obligations during the next two years.

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibit                                           Sequential
Number           Document Description                Page
                                                    Number

3.1  Certificate of Incorporation of Continental
     Waste Industries, Inc. (incorporated by
     reference to Exhibit 3.1 to the Annual Report on Form 10-KSB of Continental Waste Industries,
     Inc. filed on March 31, 1994,
     Commission File No. 0-22602).

3.2  By-Laws of Continental Waste Industries, Inc.
     (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 of
     Continental Waste Industries, Inc. filed on
     November 4, 1994, Commission File No. 33-84130).

3.3  Amendment to Certificate of Incorporation of
     Continental Waste Industries, Inc. (incorporated by reference to Exhibit 3.3 to the Registration
     Statement on Form SB-2 of Continental Waste
     Industries, Inc. filed on November 4, 1994,
     Commission File No. 33-84130).

10.1 Employment Agreement between Continental Waste
     Industries, Inc. and Thomas A. Volini
     (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of
     Continental Waste Industries, Inc. filed on
     September 12, 1995, Commission File No. 33-62589).

10.2 Employment Agreement between Continental
     Waste Industries, Inc. and Carlos E. Aguero
     (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of
     Continental Waste Industries, Inc.filed on
     September 12, 1995, Commission File No. 33-62589).

10.3 Employment Agreement between Continental
     Waste Industries, Inc. and Michael J. Drury
     (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 of
     Continental Waste Industries, Inc. filed on
     September 12, 1995, Commission File No. 33-62589).

10.4 Employment Agreement between Continental
     Waste Industries, Inc. and Timothy J. Salopek
     (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 of
     Continental Waste Industries, Inc. filed on
     September 12, 1995, Commission File No. 33-62589).

10.5 Employment Agreement between Continental Waste
     Industries, Inc. and G. Michael Shannon
     (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 of
     Continental Waste Industries, Inc. filed on
     November 4, 1994, Commission File No. 33-84130).

10.6 Employment Agreement between Continental Waste
     Industries, Inc. and Dallas C. Schnitzius
     (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of
     Continental Waste Industries, Inc. filed on
     November 4, 1994, Commission File No. 33-84130).

10.7 Credit Agreement by and among LaSalle National
     Bank as agent, the Lenders Signatory or
     Parties Thereto and Continental Waste
     Industries, Inc. and its Subsidiaries
     (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 of
     Continental Waste Industries, Inc. filed on
     September 12, 1995, Commission File No. 33-62589).

10.8 First Amendment to Credit Agreement by and among
     LaSalle National Bank as agent, the Lenders
     Signatory or Parties Thereto and Continental
     Waste Industries, Inc. and its Subsidiaries
     (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 of
     Continental Waste Industries, Inc. filed on
     September 12, 1995, Commission File No. 33-62589).

10.9 Second Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and
     Continental Waste Industries, Inc. and its
     Subsidiaries (incorporated by reference to the Current Report on Form 8-K to Continental
     Waste Industries, Inc. filed on October 27, 1995,
     Commission File No. 0-22602).

10.10 Agreement for Exchange of Stock Among
      Continental Waste Industries, Inc., Dallas C.
      Schnitzius and G. Michael Shannon (incorporated by reference to the Current Report on Form 8-K of Continental Waste Industries, Inc. filed on
      July 15, 1994, Commission File No. 0-22602.


b)   Reports on Form 8-K:

     On August 28, 1995, the Company filed a report on Form 8-K under "Item 2. Acquisition or
     Disposition of Assets" and "Item 7. Financial
     Statements and Exhibits." The historical and proforma financial information required under
     "Item 7. Financial Statements and Exhibits" was filed on October 11, 1995.

     On October 27, 1995, the Company filed a report on Form 8-K under "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits."
     No financial statements were filed.


                          SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 13, 1995




                              By: /s/ Michael J. Drury

                                  MICHAEL J. DRURY
                                  SENIOR VICE PRESIDENT AND
                                  CHIEF FINANCIAL OFFICER