Form 10KSB
period 1995-12-31
CONTINENTAL WASTE INDUSTRIES INC
filed 1996-03-29
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to

Commission file number: 0-22602


                       CONTINENTAL WASTE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                     11-2909512
(State or other jurisdiction of              (I.R.S. Employer
incorporation of organization)               Identification No.)

67 Walnut Avenue, Suite 103, Clark, N.J.                 07066
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (908) 396-0018

Securities  registered  pursuant to Section 12(b) of the Act:

                        1) Common Stock, $.0006 par value
                                 Title of Class

 Securities registered pursuant to section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure  of  delinquent  filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the year ended December 31, 1995 were $47,815,275.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 11, 1996: $120,524,257

Common Stock outstanding at March 11, 1996:  14,011,333 shares

                       Documents Incorporated by Reference
Docuemnts                                            Form 10-KSB   Reference
Portion of Continental Waste Industries, Inc.         Part III, Items 10-13
Proxy Statement.

                                      PART I
ITEM 1.  BUSINESS

General Development of Business

Continental Waste Industries, Inc. (the "Company") provides integrated solid waste management services to residential, commercial and industrial customers concentrated primarily in the eastern half of the United States. These services include non-hazardous landfill disposal, solid waste collection, transfer station operations and recycling programs. The Company conducts its operations through 11 landfills, 8 waste collection operations, 13 transfer stations and 3 recycling facilities located in 10 states and in Costa Rica. Since its foudning in 1988, the Company has experienced significant growth in revenues and operating income due primarily to the acquisition of 29 solid waste service businesses.

     The Company's strategy is to have georgraphical diverse operations and generally to pursue an integrated operational model whereby the Company seeks to own or control both waste collection and disposal operations in each of the local markets in which it competes. During 1995, approximately 56.1%of the waste accepted by the Company's landfills was derived from Company collection operations or delivered under contracts of more than one year in duration. The Company's waste hauling and transfer operations currently dispose at Company landfills more than 93.0% of the waste which they collect. This integration strategy is intended to improve cost competiveness and mitigate operating risk by reducing the dependence of the Company's landfills on waste streams from unaffiliated haulers, and by reducing the exposure of the Company's collection operations to disposal cost fluctuations at facilities owned by third parties.

     The  Company  has grown  rapidly  both  through  acquisitions  and  through internal expansion. The Company's recent acquisitions are taking the Company into selected new markets in the eastern United States where it believes attractive opportunities for growth and integration exist. In addition to its base of operations in the Midwest and Mid-South, the Company is now serving markets in South Carolina and central Florida and has announced potential acquisitions in central New Jersey and upstate New York. Since January 1, 1995, the Company has completed nine acquisitions representing approximately $15.0 million in estimated initial annual revenues.

The Company's future growth strategy is centered around landfill and collection business acquisitions primarily within midsized regional markets in the United States, as well as selected urban markets in Latin America. The Company pursues a "hub and spoke" acquisition strategy involving the acquisition of landfills in its target markets, as well as collection businesses and transfer stations which control waste volumes that can be channeled into Company landfills. The Company considers for acquisition both profitable and underperforming landfills and collection businesses. The Company's internal growth objectives are centered around a continuing landfill expansion program. The Company has approximately 34 million total tons of remaining disposal capacity permitted, or in various stages of permitting, at its landfills. The Company also expects to achieve internal growth by providing acquired businesses with access to capital, internal landfill remediation and construction capabilities enchanced market resources and credibility; expertise in regulatory and permitting matters; and professional operating systems and financial controls. The Company seeks to improve operating efficiencies and profitability at acquired businesses through densifying collection routes, rationalizing operating and administrative costs, and selectively increasing prices.

                                 BUSINESS

     General

     The Company provides integrated solid waste management services to residential, commercial and industrial customers concentrated primarily in the eastern half of the United States. These services include non-hazardouse landfill disposal, solid waste collection, transfer station operations and recycling programs. The Company conducts its operations through 11 landfills, 8 waste collection operations, 13 transfer stations and 3 recycling facilities located in 10 states and in Costa Rica. Since its founding in 1988, the Company has experienced significant growth in revenues and operating income, due primarily to the acquisition of 29 solid waste service businesses.


Industry Overview
         According to the Environmental Business Journal, an industry trade publication, the U.S. non-hazardous solid waste collection and disposal industry generated estimated revenues of approximately $31 billion in 1994. Industry revenues are derived primarily from collection and hauling services, disposal services (including landfilling and incineration) and processing/recycling services. Landfilling is presently the most common means of, and the Company believes it to be the lowest cost of, disposing municipal solid waste ("MSW"), which consists primarily of refuse and garbage from residential, commercial and industrial sources. In 1993, an estimated 62% of the MSW generated in the U.S. was managed through landfill disposal, 22% was recycled (including composting) and 16% was incinerated.

     In recent years, the solid waste collection and disposal industry has undergone a period of significant consolidation and integration. The Company believes that this consolidation and integration has been caused primarily by three factors: (i) increasing stringent environmental regulations and enforcement resulting in increased capital requirements; (ii) the inability of many smaller operators to achieve the economies of scale necessary to compete effectively with large integrated solid waste services providers; and (iii) the evolution of an industry competitive model which emphasizes providing both collection and disposal/recycling capabilities. Despite the considerable consolidation and integration that has occurred in the solid waste industry in recent years, the Company believes the industry remains primarily regional in nature and highly fragmented. The 'Environmental Business Journal' estimates that one-third of industry revenue is accounted for by approximately 6,000 private, predominantely small, collection and disposal businesses; one-third by municipal governments that provide collection and disposal services; and the remainder by the publicly-traded solid waste companies.

     As a result of the Subtitle D Regulations, which generally became effective in October, 1993, the technical managerial and financial resources needed by most companies to operate a solid waste business have grown significantly. The increase in regulation has required, and will continue to require, commensurate increases in technical sophistication and capital expenditures to meet new standards for the construction and operation of landfills, transfer stations and other solid waste facilities. As a result, the Company believes that many private landfills are being sold to larger, better capitalized companies or have reduced their tipping fees in order to attract greater waste volume prior to their closure in anticipation of the full implementation of the Subtitle D Regulations. In addition, many municipalities are opting to privatize their collection and disposal services, due primarily to the ability of the private sector to perform these operations more efficiently and economically.

     Another factor expected to affect the solid waste industry is the increasing mandate to separate and recycle selected commodities found in the solid waste stream. This mandate is expected to reduce the volume of waste disposed in landfills, but may provide additional revenues for collection and processing operations. The ability of industry participants to engage profitably in recycling operations will depend in large part on the further development of markets for recycled products and the market prices available for recyclable materials.

Growth Strategy
         The Company's growth strategy is centered around landfill and collection business acquisitions and a landfill capacity expansion program primarily within mid-sized regional markets, as well as selected Latin American markets.

The Company pursues a "hub and spoke" acquisition strategy, involving the acquisition of landfills in its target markets, as well as collection operations around Company-owned landfills. The Company targets both profitable and under performing landfills and collection businesses. The Company will also consider acquiring recycling businesses in markets where these businesses can complement the Company's solid waste management services. The Company believes it enhances the productivity of acquired businesses through its expertise in regulatory and permitting matters and through its internal landfill remediation and construction capabilities. The Company also seeks to optimize the performance of acquired businesses and existing disposal capacity by securing a captive waste stream for each landfill site through an integrated network of collection companies and transfer stations; through long-term disposal contracts; through enhanced marketing initiatives; through the public contract bidding process; through acquisitions of customer lists; and through other programs that reduce dependence on waste volumes from unaffiliated haulers. The Company seeks to improve operating efficiencies and profitability through densifying collection routes, rationalizing operating and administrative costs, and selectively increasing prices. The key elements of the Company's operating strategy include:

          Vertical Integration. The Company seeks to maximize its profitability by clustering its collection operations around a Company-owned landfill, thereby eliminating the disposal costs otherwise paid to third party disposal facilities. As a result, Company collection operators are less sensitive to disposal price fluctuations at third party landfills and the Company's landfills capture greater waste volumes.

          Acquisitions.The Company actively seeks to acquire companies or assets within its existing regional markets and, where appropriate, in new markets. The Company believes it can identify disposal and collection operations for acquisitions which provide attractive returns. The Company targets independent landfill operators with strong local presence and/or customer lists and routes and collection companies whose waste streams can be combined with those of the Company and routed efficiently to Company-owned or operated landfills. See "Acquisitions" below.

         Market Prominence. The Company focuses its collection and transfer operations in those markets where it has sufficient permitted landfill capacity and can acquire or develop additional transfer stations and collection operations which will provide the Company with significant market share. The Company believes that it is currently one of the leading competitors in virtually all of its markets, with the exception of the Chicago metropolitan market.

         Latin American Expansion. Heightened environmental awareness in many Latin American countries has convinced the Company that significant expansion opportunities exist in the Latin American non-hazardous waste service market. The Company's strategy is targeted at governmental waste disposal and collection services which are being privatized under long-term operating and management contracts in large metropolitan markets in politically stable countries. In areas where it provides long-term municipal contract services, the Company will also pursue development of commercial and industrial collection and disposal services to achieve maximum operating efficiencies. The Company's goal is to enter foreign markets primarily through obtaining privatization contracts and secondarily through joint ventures with local entities or by acquiring existing waste collection and/or disposal businesses. See "--Latin American Operations" below.

     Acquisitions
     The Company completed five acquisitions in 1993, six acquisitions in 1994, seven acquisitions in 1995, and two thus far in 1996 and is continually evaluating additional prospects. The Company seeks to acquire landfills with significant remaining permitted and/or potential disposal capacity and collection operations that provide a steady stream of waste to the Company's landfills or transfer facilities. There is no assurance that the Company will be successful in locating or completing any additional acquisitions. The Company is presently in preliminary discussions with a number of parties regarding the acquisition of solid waste businesses or assets. These acquisition prospects vary greatly in scale and character.

         The Company has an experienced acquisition team, comprised of operating, environmental, engineering, legal, financial and accounting personnel, engaged in identifying and evaluating acquisition opportunities and implementing the Company's acquisition program. The Company has established review procedures for acquisition candidates, including operational, environmental, engineering, legal and financial reviews. The environmental review includes, where appropriate, investigation of geologic, hydrogeologic and other site conditions, past and current operations (including types of waste deposited), design and construction records, permits, regulatory compliance history, regulatory agency records and analyses of soil, groundwater and air samples and monitoring results.

         In connection with its acquisitions, the Company sometimes utilizes contingency payments that are based on the purchased entity achieving specific development or permitting targets and/or royalties that are dependent upon future revenues or volumes of waste. In establishing the purchase price for a landfill, the Company considers the extent to which capital expenditures may be required in order to comply with Subtitle D Regulations or other regulations.

The table below provides a summary description of the Company's 29 completed acquisitions:


        Operation                        Location             Business              Date Acquired
-----------------------------------    ---------------      ------------------      --------------

1.   Prichard                          Prichard, WV         Landfill                August 1989
2.   Barker Brothers Waste             Union City, TN       Collection/Recycling    January 1991
     Northwest Tennessee               Union City, TN       Landfill                January 1991
3.   Homer Refuse                      Dyer County, TN      Collection Route        April 1991
4.   Bluegrass Recycling & Transfer    Barlow, KY           Collection/Transfer     August 1991
5.   P.D.Q.                            Henry County, TN     Collection Company      March 1992
6.   Commercial Waste                  Mayfield, KY         Collection/Transfer     April 1992
      Mayfield Cleanup                 Mayfield, KY         Collection Route        April 1992
7.   Forest Lawn                       Three Oaks, MI       Landfill                May 1992
8.   Jones Waste Services              Southeastern MO      Collection Company      August 1992
9.   CWI of Illinois                   Mt. Vernon, IL       Transfer Stations       October 1992
                                       Marion, IL
10.  Southern Illinois Regional        DeSoto, IL           Landfill                January 1993
11.  CWI of Missouri                   Southeastern MO      Collection/Transfer     July 1993
12.  Beardsley Trash                   Southeastern MO      Collection Route        September 1993
13.  Torrez Sanitation                 Southeastern MO      Collection Route        October 1993
14.  Allstate Waste                    Southeastern MO      Collection Route        December 1993
15.  SEMO Waste                        Southeastern MO      Collection Route        January 1994
16.  Gila Bend Regional                Gila Bend, AZ        Development Project     March 1994
17.  CWI of Illinois                   Sparta, IL           Transfer Station        April 1994
18.  United Refuse                     Fort Wayne, IN       Landfill                July 1994
      Jamax Corporation                Terre Haute, IN      Collection Company      July 1994
      Yaw Hill                         Terre Haute, IN      Landfill                July 1994
      Springfield Environmental        Mt. Vernon, IN       Construction and        July 1994
                                                             Demolition Landfill
19.  WPP Continental                   Alajuela, Costa Rica Collection              August 1994
      Los Mangos                       Alajuela, Costa Rica Landfill                August 1994
20.  Randolph County Landfill          Randolph Co., IL     Collection Company      October 1994
      & Salvage Co.
21.  Larry's Disposal                  Brazil, IN           Collection/Recycling    April 1995
22.  ASCO Sanitation                   Corinth, MS          Collection Company      May 1995
23.  Terre Haute Recycling             Terre Haute, IN      Recycling               July 1995
24.  Gilliam Sanitation                Southeastern MO      Collection/Recycling    July 1995
      Gilliam Transfer                 Southeastern MO      Transfer Station        July 1995
25.  Anderson Refuse                   Anderson, IN         Collection Company      August 1995
      MV Dulworth                      Anderson, IN         Transfer Station        August 1995
26.  Procesa Continental (1)           Mexico City, Mexico  Collection Company      August 1995
                                                            Landfill Engineering
27.  Northeast Sanitary Landfill       Eastover, SC         Landfill                October 1995
28.  Holland Excavating Co.            DeLand, FL           Construction and        March 1996
                                                             Demolition Landfill
29.  Schofield                         Winter Haven, FL     Construction and        March 1996
                                                             Demolition Landfill


(1)  Sold in March 1996.

Revenue Breakdown

         The following table sets forth the amount and percentage of the Company's consolidated revenue derived from its landfill, waste collection and waste brokerage activities for each year in the five year period ended December 31, 1995.

                                        Year ended December 31,
                      1995           1994            1993            1992          1991
                   -----------    ------------   ------------    ------------   ---------
                                         (Dollars in thousands)


Revenue:
Landfill
  operations(a)   $25,941  54.3% $17,790  61.9% $ 8,918  55.0% $ 6,448  48.3% $2,224  26.2%
Waste
  collection(b)    21,874  45.7   10,938  38.1    6,185  38.2    4,434  33.2   1,888  22.2
Waste brokerage      --     --      --     --     1,101   6.8    2,466  18.5   4,376  51.6
                  ------- -----  -------  ----- -------  ----- ------- -----   -----  ----


Total revenue .   $47,815 100.0% $28,728 100.0% $16,204 100.0% $13,348 100.0% $8,488 100.0%
                  ------- -----  ------- ------ ------- ------ ------- ------ ------ -----


(a) Represents fees charged to dispose of waste at the Company's landfills (including fees charged to the Company's collection operations).

(b) Includes revenue attributable to the Company's transfer stations and recycling programs, but excludes the portion of collection revenue attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills.

Landfill Operations

     Landfill operations accounted for 54.3%of the Company's total revenue for the year ended December 31, 1995. The Company currently owns and operates eleven solid waste landfills permitted to receive non-hazardous waste and one landfill operation permitted for construction and demolition dry waste. The Company has approximately 899 acres permitted or in various stages of permitting approval. This represents potential additional disposal capacity of at least 34 million tons of waste. The Company accepted approximately 1.7 million tons of solid waste at its operating landfills for the year ended December 31, 1995. The waste streams that are permitted to be received at each of these landfills include MSW and certain special wastes, some of the most common of which are asbestos, solidified sludge, and petroleum-contaminated soils. The tipping fee associated with these waste types is typically higher than those associated with MSW. The types of special waste accepted at each site and the procedure for permitting at each landfill varies based on the specific state regulations for special waste.

     The Company has committed substantial resources to design and construct each of its landfills and expand existing landfills to substantially meet all applicable environmental regulations, including the new Subtitle D Regulations. The Company believes that the increased capital commitment necessary to comply with these regulations will cause many smaller independent landfill operators (including some municipalities) to either: (i) raise prices to fund the capital requirements; (ii) eventually cease operations; or (iii) sell their operations.

     For the year ended December 31, 1995, approximately 56.1% of the waste disposed of at the Company's landfills was generated by the Company's collection and transfer station operations or delivered by customers that had a contract of more than one year in duration.

         The table below provides additional information pertaining to the eleven landfills that the Company owns and operates:


                                                      Total Acreage
          Landfill                Location               Owned
-------------------------------------------------------------------
Forest Lawn                       Three Oaks, MI         141

Victory Environmental             Terre Haute, IN        461

United Refuse                     Fort Wayne, IN         270

Southern Illinois Regional        DeSoto, IL             147

Northwest Tennessee               Union City, TN         386

Prichard                          Prichard, WV           339

Springfield Environmental         Mt. Vernon, IN          54

Los Mangos                        Alajuela, Costa Rica    41

Northeast Sanitary                Eastover, SC            73

Holland Excavating                DeLand, FL              31

Schofield                         Winter Haven, FL        88

         Landfill Operations. A non-hazardous waste landfill is a facility located on suitable land and operated under a permit according to strict governmental regulations. A landfill site must have certain geological and hydrogeological properties and design features that restrict the possibility of environmental pollution. The Company has designed and implemented its own technical standards and operating procedures designed to optimize airspace utilization and to comply with the various rules and regulations regarding landfills.

         The Company has a standard procedure for waste disposal at each landfill that it operates. Following the arrival of a collection vehicle, a gatekeeper and the driver complete and sign an account record that indicates the tipping fee, based on the weight or volume of waste to be disposed at the site, and the method of payment.

         Once the customer account has been processed, the gatekeeper directs the collection vehicle driver to the "working face" of the active cell of the landfill. Landfill employees visually inspect the waste for obvious indications of the presence of hazardous or other unacceptable materials. Assuming no hazardous or unacceptable materials are observed, landfill employees use heavy equipment to spread in layers and to compact the waste in order to contain the waste within the smallest practical area. As the landfill receives more waste throughout the day, this process is repeated. At the end of each working day, landfill employees spread dirt or other acceptable cover material over the waste to comply with applicable permits. Successive layers of waste and cover material are then placed in the cell until the cell has been filled to the permitted elevation. At such time, a closure cap of impermeable clay or synthetic material is constructed over the area. A network of contiguous cells is developed until the permitted acreage is consumed.

         The Company's landfills are subject to periodic unannounced inspection by state and local authorities. In addition, to the extent they are present, leachate collection, methane gas and groundwater monitoring systems are inspected by the authorities which also review the daily operations log book, waste compaction and coverage, and the dirt, dust and waste on the site and surrounding roadways. The Company works with authorities to remedy any deficiencies found during an inspection. If serious violations are found or if deficiencies are not remedied, the Company may incur fines or be required to close the site. Although the failure to comply with such regulations may result in the imposition of fines on the Company or in the denial or revocation of necessary permits or licenses, in the opinion of management, based on all available information, the Company will not be subject to material liability as a result of any non-compliance. The Company believes its operations comply in all material respects with all existing environmental regulations in effect in the jurisdictions in which the Company operates.

         Suitable properties for landfill facilities have become increasingly difficult to obtain because of land scarcity, local resident opposition and expanding governmental regulation. The scarcity of sites and increased volume of waste have resulted in intensive use of existing municipal solid waste landfills. The Company's goal of maintaining at least ten years of airspace in its disposal operation is and will continue to be materially dependent on its ability to purchase, lease or obtain operating rights for additional acreage and to obtain the necessary permits from regulatory authorities to operate such acreage. Although the Company has taken action to acquire suitable unpermitted acreage, there can be no assurance that additional acreage can be acquired, that any acquired acreage can be permitted or that existing facilities can continue to be operated. Management believes that the facilities currently available to the Company are sufficient to service the Company's current operations for the foreseeable future. The Company intends to seek new permits or modifications to existing permits when needed for additional landfill capacity.

          Permitting and Construction. The Company intends to continue to pursue the process of obtaining permits for new disposal facilities and for expansion of existing facilities in various states. The permitting process is expensive, and normally takes two to three years to complete. In evaluating a site for disposal facility development, the Company reviews numerous factors including the available acreage, area demographics and estimated demand for a disposal facility, local zoning regulations, the proximity of the site to large residential areas and the accessibility of the site via major thoroughfares.

         The engineering plan and the environmental study of a site are key components of the application to permit a disposal facility. Disposal facility engineering typically includes design of the overall site and buffer areas, the access routes to the site and roads within the site, the receiving areas, the operating cells, the leachate collection and treatment systems, the siting and design of groundwater monitoring wells and the methane gas monitoring system and the development of comprehensive closure and post-closure plans.

         Although the permitting process varies from state to state, the following summary (which is not intended to be a statement of the actual law of any one state) sets forth the typical steps in the permitting process.

                  Local Approval. In most instances, some form of local zoning or planning approval is required to permit a disposal facility. This process usually requires satisfying city or county zoning regulations through a separate application process to a zoning or planning board. Local ordinances normally do not permit a disposal facility within any zone without obtaining a "special use permit" or "special exception" to the zoning ordinance. An applicant generally files various reports and drawings which describe the project and public hearings are held. In most instances, significant, organized community opposition will be present and many local zoning authorities will consider community opposition in deciding whether to grant a zoning permit. Local zoning authorities may take steps designed to prohibit the development of new disposal facilities. Generally, both the applicant and any opposition have the right to appeal any decision. Although not always required, the local zoning approval process is usually completed prior to applying for a state permit.

                  State Approval. Most states require an applicant to prove that a potential disposal facility will meet or exceed state regulations regarding disposal facility siting and design. States generally consider the technical merits of an application, particularly such matters as geology, hydrogeology, ecology, archeology, soil characteristics, groundwater flow, surface drainage, the presence of, or location relative to, airports, wetlands and local water supply systems and the adequacy of local road systems.

                  Engineering consultants design the project within the requirements set by the state. This design is reviewed by state officials, comments are issued and revisions are made by the applicant. Once the design is approved, public notice is given and a hearing held. Depending on the issues presented at the hearing, an applicant may wait nine months or more before receiving a decision. Both the applicant and any opposition generally have the right to appeal the decision.

         Landfill Development Project

     The Company presently pursues new landfill development on a limited basis and does not intend to devote substantial resources to such development.

     Gila Bend, Arizona (southwestern Arizona). In March 1994, the Company purchased from WPP Services, Inc. a landfill development project located in Gila Bend, Arizona. This development project currently involves, among other things, various geological studies on the site and work on permitting portions of the site. In connection with this project, the Company has obtained: (i) an option to purchase approximately 1,200 acres of land to construct a solid waste landfill; (ii) an annexation agreement for the option land with the City of Gila Bend; and (iii) a Host Community Agreement with the City of Gila Bend. Upon final permitting of the landfill project, the Company has a put option to sell the project to USA Waste Services, Inc. ("USA") for the sum of $5.0 million plus reimbursement for land purchase costs.

Waste Collection
         The Company provides solid waste collection services to approximately 185,000 residential and 15,000 commercial and industrial customers. With the exception of customers in Mississippi, all of these customers are served by Company-owned landfills into which virtually all Company collected waste is channeled. Collection services accounted for 45.7% of the Company's total revenue for the year ended December 31, 1995.

         The Company's collection operations primarily serve small metropolitan and rural markets and have grown through acquiring and integrating new collection routes. The Company generally purchases and continues to operate under the tradenames of the acquired businesses. Through marketing of the local name, additional market penetration, enhanced service and price increases, the Company has been able to expand the revenue base of acquired operations.
The regional general managers are given autonomy, within corporate policy guidelines, to encourage development of the local operations. The Company's centralized management information systems provide the regional managers more time to devote to marketing and operating responsibilities. Regional managers are responsible for marketing local services, maintaining public relations, supervising the local sales force, maintaining equipment in accordance with planned maintenance schedules, hiring and training the hourly labor force and implementing the Company's safety programs and other operating procedures.

          Commercial and Industrial Services and Transfer Stations
     Revenue from the Company's commercial and industrial collection services and transfer stations represented 57.9% of the collection service revenue for the year ended December 31, 1995. The Company's commercial customers generally utilize containers, ranging in size from one to eight cubic yards, which are provided to the customer by the Company as part of its service contract. Commercial collection enables the Company to increase revenue and improve equipment utilization within an existing market area. Commercial services are typically provided under contracts with terms of one to three years. Fees are determined by such factors as collection frequency and container volume capacity.

         To service industrial customers, the Company provides a 20 to 40 cubic yard roll-off waste container for placement at the customer's site and periodic transport to a disposal facility. These services are performed either according to an agreed schedule or upon customer request, and fees are negotiated on an individual contract basis. These services may be provided on a temporary basis, such as at a construction site. Fees charged for these services are based upon frequency of collection, volume or weight of the waste and the distance traveled by the Company's truck. In addition, the Company rents waste compactors to large industrial customers as part of the Company's roll-off container service for a fixed monthly fee. To date, no single industrial customer has provided a material amount of the Company's collection service revenue. The Company has implemented an aggressive marketing program in an effort to obtain additional contracts for the collection and disposal of industrial, non-hazardous waste streams.

         At transfer stations, solid waste collected from individual customers in Company-owned vehicles or waste delivered by unaffiliated haulers is unloaded and compacted and reloaded to larger Company-owned vehicles and transported, primarily to Company-owned landfills. The Company operates transfer stations in Marion, Mt. Vernon and Sparta, Illinois; Anderson, Indiana; Potosi and Ste. Genevieve, Missouri; Paris, Covington, Union City and McKenzie, Tennessee; and Mayfield, Barlow and Paducah, Kentucky. The Company has also permitted a transfer station in Jackson, Missouri and has also received local approval for a transfer station in Sandoval, Illinois.

         Residential Services
     The Company's residential collection services represented 35.6% of collection services revenue for the year ended December 31, 1995. Residential collection services are typically provided either on a subscription basis, in which the individual household contracts directly with the Company, or on a county or municipal contract basis, in which the Company contracts with the county or municipality to collect from all residences within a specified area. The Company's management believes subscription residential service operations generally require less capital investment than municipal contracts but more management and administrative resources. These administrative costs include the daily production of route sheets, the direct billing of customers and the maintenance of bad debt collection and tracking systems.

         A large residential subscription base allows the Company to absorb the costs associated with the commencement or loss of a municipal residential collection contract in a market where the Company has a subscription customer base. Municipal contracts provide consistent cash flow during the contract period and require less administration because individual billing and debt collection systems are not necessary and because all residents within the area are served. The Company is currently a party to 58 governmental contracts, ranging from less than $1,000 to over $150,000 of collection service revenue per month. These contracts are typically competitively bid and have initial terms of one to five years.

     Recycling
     In some of its collection markets, the Company also operates recycling facilities or other recycling operations. The Company's three municipal recycling facilities are located in Union City, Tennessee; Festus, Missouri; and Terre Haute, Indiana. The Company also composts and recycles certain waste products at one of its Florida facilities. The material recovered for recycling by the municipal recycling facilities include paper, cardboard, plastic, aluminum, ferrous metals and wood. In 1995, the Company realized revenues of approximately $.8 million from the sale of recyclable commodities.

Latin American Operations
     The Company owns and operates the only private non-hazardous waste landfill operation in Costa Rica and a related waste collection operation. The Company holds municipal contracts to serve residential and commercial customers in San Jose, Alajuela and Heredia, the first, second and sixth largest cities in Costa Rica, a nation of three million persons. The Company's expansion plans in Costa Rica include: expanding commercial and industrial container service, which are presently virtually non-existent; the siting, constructing and operating of transfer stations to replace municipally-operated open dumps; and the public bidding for and negotiating to secure landfill operations and management agreements with governmental units. The Company holds twelve municipal contracts in Costa Rica to provide collection and disposal services to approximately 80,000 households and commercial customers.

     The Company anticipates that its Costa Rican operations can achieve significant growth through a carefully coordinated program of participation in the government's efforts to privatize municipal solid waste collection, transfer and disposal services for both residential and commercial customers. The Company's goal is to enter into selected Latin American urban markets primarily through obtaining privatization contracts and secondarily through joint ventures with local entities or by acquiring existing waste collection and/or disposal businesses. The Company believes that economic development in many Latin American countries and the trend towards privatizing waste collection services and economic development in many Latin American countries has heightened public awareness of environmental matters and alerted governments to the need for improvement in sanitary services and pollution control.

         Most Latin American countries have not enacted laws regulating the environment to the same extent as those presently operative in the United States. Further, while some Latin American countries have promulgated regulations for operating and permitting existing and new solid waste disposal facilities, the government infrastructure for the enforcement of such new regulations is often missing or ineffective. Therefore, many Latin American cities still operate open dumps or below-standard disposal sites next to or near environmentally-sensitive areas, such as rivers, aquifers or residential development areas.

         The Company believes it is likely, however, that many countries, including Costa Rica, will increase both environmental regulation and enforcement effectiveness over the next several years, and that this trend will increase the need for proven providers of waste management services who understand and can comply with such regulations. Landfills conforming to such regulations will need to be constructed and permitted, and collection operations that meet governmental standards will be needed to service commercial, industrial and residential customers.

        The Company presently anticipates that, based upon its largely in-house expertise and experience in developing, permitting and operating landfills and collection companies in the United States, this expected period of growing regulation and enforcement will provide significant opportunities for waste management companies that have acquired footholds in Latin America to expand their operations, as the market for such qualified services increases.
Marketing
         The responsibility and control over marketing at each of the Company's domestic landfill regions rests primarily with each regional manager. Each regional manager develops and implements marketing and sales strategies in direct coordination with senior management. Depending upon the size of the region and its customer mix, each regional manager is assisted in marketing by local Company sales representatives. Larger commercial accounts are contacted on a periodic basis depending on their specific needs. Company salespersons call on prospective customers in a specified geographic territory, usually within an area where the Company's radio or print media advertising provides coverage. Customer awareness of the Company and its services is enhanced by support of civic groups, sponsoring local sports teams, and participation in community activities. Municipal contract bids are normally prepared in draft form by the regional manager and then compared to contract estimates developed at headquarters to ensure that separate and independent viewpoints are combined to achieve the most responsive public contract bid possible.

Competition
         The solid waste collection and disposal industry is highly competitive and requires substantial labor and capital resources. The Company competes with large national waste management companies as well as numerous local and regional companies of varying sizes and financial resources, with competition varying by locality and by type of service rendered. The national waste management companies and certain large regional waste management companies have significantly greater resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection or disposal operations. These municipalities may have financial advantages due to their access to tax revenues and tax-exempt financing.

         The Company competes primarily on the basis of price and service. The Company believes that pricing in many of its markets is at a relatively low level in comparison to other regions in the United States.

         The Company may find itself in competition with operators which are contemplating landfill operations at sites for which the permitting process has not yet begun. The Company is not able to predict where permitting initiatives for competing landfills may be successful. Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.

         The Company provides a portion of its residential collection services under county and municipal contracts. As is generally the case in the industry, these contracts are subject to periodic competitive bidding. There is no assurance that the Company will be the successful bidder in the future and will be able to retain these contracts.

Liability Insurance and Bonding
         The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability because the Company believes that the cost for such insurance is not economical. The Company carries a broad range of insurance coverage for the protection of its assets and operations, including workers compensation, automobile, general liability, fire and contractor's equipment. The Company does not carry insurance which would reimburse it for any loss of earnings incurred as a result of an interruption of its operations.

         The Company is required, from time to time, to provide financial assurance in connection with contracts or projects with governmental entities and, to a lesser extent, private sector customers. In addition to bid performance bond requirements, existing or proposed legislation in various jurisdictions requires or will require the posting of substantial bonds or the provision of other financial assurances concerning the closure, post-closure monitoring and corrective activities of certain waste disposal facilities. To date, the Company has satisfied these financial responsibility requirements by posting deposits of cash and/or securities or bank letters of credit. The
Company expects that it will be able to satisfy any additional bonding requirements through a combination of cash deposits, securities, and bank letters of credit. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at reasonable rates, it might be precluded from entering into additional municipal collection contracts or obtaining or retaining landfill operating permits.

Environmental Regulation Affecting the Company and Its Operations
         The Company is subject to extensive and evolving environmental laws and regulations. These regulations are administered by the EPA and various other federal, state and local environmental, zoning, health and safety agencies, many of which periodically inspect the Company's operations to monitor compliance with these laws and regulations.

         The Company's  operation of  landfills,  transfer  stations,  recycling centers and other waste-related facilities subjects it to operational, monitoring, site maintenance, closure and post-closure obligations which are complex and costly. Governmental authorities have the power to enforce these obligations and to obtain injunctions, revoke operating permits, require corrective actions or impose civil or criminal penalties in case of violations. In addition, almost all of the Company's operating facilities are required to obtain state, local and federal permits in order to operate. Particularly in connection with the Company's existing landfills, it is often necessary to expend considerable time, effort and money to maintain existing permits and to obtain new permits required to increase the capacity of these landfills.

         The Company's businesses are significantly affected by federal, state, and local environmental laws and corresponding state laws and related regulations and enforcement practices. Because the business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a material portion of the Company's expenditures are, directly or indirectly, related to compliance with environmental laws.

         The principal regulations applicable to the Company's operations include the following:

     The Resource Conservation and Recovery Act. RCRA is a federal statute that regulates the generation, treatment, storage, handling, transportation and disposal of hazardous and non-hazardous wastes and requires states to develop programs to insure the safe disposal of solid wastes. On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for Landfills under the Subtitle D Regulations. The Subtitle D Regulations, which were first proposed in August 1988, became effective in October 1993, and include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater remediation standards and corrective action requirements. The Subtitle D Regulations require, with limited exceptions, that new landfill units meet stringent liner criteria designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that will protect human health and the environment. The Subtitle D Regulations apply to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, all landfills were required to meet these requirements by October 9, 1993, except that the financial assurance requirements do not become effective until April 9, 1997, and groundwater monitoring requirements are phased in over a period ending October 9, 1996. Landfills that are not in compliance with the Subtitle D Regulations on the applicable date of implementation must close.

         State by state implementation schedules for the Subtitle D Regulations vary. In some states, various state-level provisions allow landfills which do not comply with the Subtitle D Regulations to remain operating for a limited period of time. The failure of a state or other regulatory agency to enforce these regulations vigorously or consistently may give an advantage to the Company's competitors to the extent that competing facilities do not comply with Subtitle D Regulations.

         The Comprehensive Environmental Response, Compensation, and Liability Act of 1980. CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the numerous "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were found to be a responsible party for a CERCLA cleanup, either at one of the Company's owned or operated facilities, or at a site where waste transported by the Company has been stored or disposed of, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs even if others may also be liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. If such legislation were to pass, it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if the hazardous substances that were released and caused the need for cleanup at one of the Company's facilities were generated by or transported to the facility by a municipality. Other federal legislation proposing to amend CERCLA may also be considered by Congress this fall. Although the various proposed bills differ in their approach, they all generally relax CERCLA's liability scheme for entities that cannot be proven to have actively contributed to contamination of a property. This legislation could have a material adverse effect on the Company's business and financial condition.

         The Federal Water Pollution Control Act (the "Clean Water Act"). The Clean Water Act establishes rules regulating the discharge of pollutants into groundwater, streams, or other surface waters from a variety of sources, including solid waste disposal sites. If wastewater from a landfill is to be discharged, the Clean Water Act requires that the landfill apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The permit program has recently been expanded to include storm water discharges from landfills and other disposal sites that receive, or in the past received, industrial waste. In addition, if development may alter or affect "wetlands," a permit may have to be obtained before development may commence. This requirement is likely to affect the construction or expansion of many solid waste disposal sites. The Clean Water Act provides civil, criminal and administrative penalties for violations of its provisions.

         Continued funding for implementation of RCRA, CERCLA, and the Clean Water Act may be acted upon by Congress this year. It is possible that each of these laws may be changed in ways that may have a material adverse effect on the Company's business and financial condition.

         The Clean Air Act. The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has proposed new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. The EPA may also issue regulations controlling the emissions of particular regulated air pollutants from municipal solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials.

     State and Local Regulation. Each state in which the Company now operates, or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid and hazardous waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. In addition, many states have adopted "Superfund" statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and in some cases provide for the imposition of liens on property owned by responsible parties. Furthermore, many counties and municipalities also have ordinances, local laws and regulations affecting Company operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant rights to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a county or municipality.

         In addition, in order to develop, operate and expand solid waste management facilities, it is generally necessary to obtain and maintain in effect one or more operating permits as well as zoning, environmental and other land use permits. These permits and approvals are difficult and time-consuming to obtain and are frequently subject to opposition by local elected officials or citizens. Facility operating permits may be subject to revocation, and it may be necessary to periodically renew the permit. Revocation or renewal of a permit may reopen opportunities for opposition to the permit. Loss of an operating permit would require that the affected facility be shut down until the permit is renewed or reissued, and this could have a material adverse effect on the Company's business and financial condition.

         Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the import of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the import of out-of-state waste have not withstood judicial challenge. However, proposed federal legislation would give individual states greater authority to restrict the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. If this or similar legislation is enacted, states in which the Company operates landfills could act to limit or prohibit the import of out-of-state waste. Such state actions could adversely affect the Company's landfills within those states that receive a significant portion of waste originating from out-of-state, although Company landfills that have entered into host agreements with the county or region in which they are located prior to the effective date of the legislation may be exempted from such controls to some extent.

         In addition, certain states and localities may for economic or other reasons restrict the export of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. Recently, the United States Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce these restrictions. In addition, the aforementioned proposed federal legislation would allow states and localities to impose certain flow control restrictions. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. Although some of the Company's operations may have limited protection from the effects of such legislation through agreements with their host counties or regions, such legislation could have a material adverse effect on the Company's business and financial condition.

         There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling and to prohibit the disposal of certain types of solid wastes, such as yard wastes, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the Company's ability to operate its facilities at their full capacity and may have a material adverse effect on the Company's business and financial condition.

         Latin American Environmental Regulations. The Company's operations in Latin America are subject to a variety of national and local regulations for governing, operating and permitting existing and new solid waste collection and disposal facilities. The Company believes it is likely that governments in Latin America will increase environmental regulation and enforcement over the next several years based generally on heightened environmental awareness in these countries. The Company is presently not able to determine what effect such increased regulation may have on its operations in Latin America.

Employees

         The Company has approximately 725 employees, 715 of which are employed full-time in the United States and Costa Rica, of which approximately 28 persons are management. Approximately 120 persons are employed in Costa Rica. A total of 41 employees of the Company are subject to a collective bargaining agreement. The Company believes its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

The Company leases its executive office, located at 67 Walnut Avenue, Suite 103, Clark, New Jersey. The principal landfills, transfer stations and hauling properties at December 31, 1995, are:

                      Type of                          Owned or
 Location             Facility                          Leased

 Three Oaks, MI       Landfill *                        Owned
 Union City, TN       Landfill *                        Owned
 DeSoto, IL           Landfill *                        Owned
 Prichard, WV         Landfill *                        2/3 Ownership **
 Costa Rica           Landfill *                        Owned
 Fort Wayne, IN       Landfill *                        Owned
 Terre Haute, IN      Landfill */Collection &
                       Hauling/Recycling                Owned
 Eastover, SC         Landfill *                        85% Owned
 Springfield, IN      Landfill *                        Owned
 Mayfield, KY         Transfer Station/
                      Collection & Hauling              Owned
 McKenzie, TN         Transfer Station                  Owned
 Marion, IL           Transfer Station                  Leased ***
 Barlow, KY           Transfer Station/
                      Collection & Hauling              Owned
 Ste. Genevieve, MO   Transfer Station/
                      Collection & Hauling              Owned
 Paris, TN            Transfer Station                  Leased ***
 Mt. Vernon, IL       Transfer Station                  Owned
 Union City, TN       Transfer Station/Collection
                       & Hauling/Recycling              Owned
 Sparta, IL           Transfer Station                  Leased ***
 Covington, TN        Transfer Station                   Owned
 Festus, MO           Recycling                         Leased ****
 Anderson, IN         Transfer Station/Collection
                       & Hauling                        Owned
 Potosi, MO           Transfer Station                  Owned
 Paducah, KY          Transfer Station                  Owned
 Savannah, TN         Collection & Hauling              Owned


* See "Item 1. Business - Landfill Operations" for further details concerning the Company's landfills.

** The landfill operating company is 2/3 owned by the Company. The Company owns 100% of the realty on which the Prichard Landfill operates.

*** Marion, IL -- Leased for $1.00 per year from the City of Marion, with expiration date of May 1996, subject to renewal at the Company's option for an additional five years.

     Paris, TN -- Leased for $1.00 per year from the City of Paris, with expiration date of December 1999, subject to renewal at the Company's option for an additional five years.

     Sparta, IL -- Thirty-year lease expiring in 2024.

**** Festus, MO -- Leased on a month to month basis for 10% of recyclables billed through this recycling center. There is also a 4% fee on aluminum can revenue.

ITEM 3.  LEGAL PROCEEDINGS

         A local citizens' group has filed objections to issuance of a renewal permit for the Company's United Refuse landfill near Fort Wayne, Indiana. The Company believes the objections are without merit and intends to vigorously defend the permit. However, if the Company is not successful in such defense, it could result in revocation or adverse modification of the permit, and this could have a material adverse effect on the Company's business and financial condition.

         The Company is currently involved in certain other routine legal and administrative proceedings. All such proceedings arose in the ordinary course of business, and the Company believes that although the outcome of such proceedings cannot be predicted with certainty, the cost of settlements or judgments arising from such proceedings will not have a material adverse effect on the Company's business and financial condition. However, a significant judgment against the Company or the imposition of a significant fine or penalty in the future could have a material adverse effect on the Company's business and financial condition.

         In the normal course of its business and as a result of the extensive governmental regulation of the waste industry, the Company periodically may become subject to various other judicial and administrative proceedings involving federal, state or local agencies, or in some cases citizens groups. In these proceedings, an agency or a citizens group may seek to impose fines on the Company or to revoke, or to deny renewal of, an operating permit held by the Company or to deny issuance of a new permit to the Company. Even a temporary loss of a material operating permit could have a material adverse effect on the Company's business and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 1995, the Company held a special meeting of its stockholders to consider and vote upon the following:

          1)   Adopt the Outside Director Stock Option Plan;
          2)   Increase  authorized common shares from 10,000,000 to 20,000,000;
               and
          3) Increase authorized common shares from 20,000,000 to 40,000,000 and reduce the par value from $.001 per share to $.0006 per share to effect a 5 for 3 split in the Company's issued common stock.

The vote for the three resolutions mentioned above was:

                          Yes            No        Abstentions

         Proposal #1    4,785,967     157,730         1,975
         Proposal #2    4,910,297      33,900         1,475
         Proposal #3    4,204,973     739,224         1,475

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The common stock is included for quotation on the Nasdaq National Market under the symbol "CONT". The following table sets forth the quarterly high and low closing bid prices per share for the common stock for the periods indicated. All of the amounts reported by Nasdaq have been restated to effect a December 28, 1995 5 for 3 stock split on the Company's common stock.

                                               High Bid        Low Bid
           Fiscal Year 1993 (Units)(1)
    First Quarter............................... $  1.80      $  1.80
    Second Quarter.............................. $  2.10      $  1.80
    Third Quarter............................... $  3.60      $  2.10
    Fourth Quarter.............................. $  4.20      $  3.60

  Fiscal Year 1994
    First Quarter (Units)(1).................... $  4.20      $  4.20
    First Quarter (Common Stock)................ $  5.03      $  4.20
    Second Quarter.............................. $  5.55      $  4.95
    Third Quarter............................... $  5.93      $  4.95
    Fourth Quarter.............................. $  6.30      $  5.40

  Fiscal Year 1995
    First Quarter............................... $  6.53      $  5.55
    Second Quarter.............................. $  7.20      $  6.00
    Third Quarter............................... $  9.90      $  6.83
    Fourth Quarter ............................. $ 11.41      $  9.91

         (1) Prior to January 13, 1994, the Company's shares of common stock and warrants to purchase common stock were traded as a unit (the "Units") in the over-the-counter market. All such warrants have either expired or been exercised; currently the Company has no publicly-traded class of warrants.

         The last reported bid price for the common stock on March 11, 1996 was $10.63 per share. The number of record holders of the common stock at March 11, 1996 was 101. This number does not include an indeterminate number of stockholders whose shares are held by brokers in "street name."

         The Company has not paid, and does not anticipate paying in the foreseeable future, dividends on the common stock. The Company is restricted from paying dividends pursuant to the terms of the Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information derived from the audited consolidated financial statements of the Company and selected consolidated operating data for the years indicated.
Certain factors that affect the comparability of the information set forth in the following table are described in the notes thereto. In addition, the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere herein.


                                                          Year Ended December 31,
                                              --------------------------------------------
                                               1995(d)   1994     1993     1992     1991
                                              -------- --------  -------  -------  -------
                                                  (In thousands, except per share data)

Income Statement Data: (a)
  Revenue .................................   $ 47,815 $ 28,728  $16,204  $13,348  $8,488
  Operating expenses ......................     22,182   13,422    8,603    7,988   6,428
  General and administrative expenses .....      6,882    4,485    2,067    1,860     861
  Depreciation and amortization ...........      6,863    3,802    2,606    1,805     434
  Office closing charge ...................      1,500     --       --       --      --
                                              -------- --------  -------  -------  ------


    Income from operations ................     10,388    7,019    2,928    1,695     765
  Interest expense ........................      2,659    1,881    1,303      891     180
  Other income (expenses), net ............        205     (126)      49      107      26
                                              -------- --------  -------  -------  ------
    Income before income taxes and
      extraordinary gain ..................      7,934    5,012    1,674      911     611
  Provision for income taxes ..............      3,297    2,245      721      222     159
                                              -------- --------  -------  -------  ------
    Income before extraordinary gain ......      4,637    2,767      953      689     452
  Extraordinary gain, net of income taxes .       --        357     --       --      --
                                              -------- --------  -------  -------  ------
    Net income ............................      4,637    3,124      953      689     452
  Preferred stock dividends earned (b) ....       --       --        130      411     211
                                              -------- --------  -------  -------  ------
    Income available to common stockholders   $  4,637 $  3,124  $   823  $   278  $  241
                                              -------- --------  -------  -------  ------
                                              -------- --------  -------  -------  ------
Earnings Per Share Data: (a)
  Primary earnings per share:
    Income before extraordinary gain ......   $   0.38 $   0.40  $  0.21  $  0.10  $ 0.17
    Extraordinary gain, net of income taxes       --       0.05     --       --      --
                                              -------- --------  -------  -------  ------
    Net income                                $   0.38 $   0.45  $  0.21  $  0.10  $ 0.17
                                              -------- --------  -------  -------  ------
                                              -------- --------  -------  -------  ------
  Fully diluted earnings per share:
    Income before extraordinary gain ......   $   0.38 $   0.36  $  0.19  $  0.10  $ 0.17
    Extraordinary gain, net of income taxes       --       0.05     --       --      --
                                              -------- --------  -------  -------  ------
    Net income                                $   0.38 $   0.41  $  0.19  $  0.10  $ 0.17
                                              -------- --------  -------  -------  ------
                                              -------- --------  -------  -------  ------
  Primary weighted average shares .........     12,025    6,930    3,950    2,795   1,402
  Fully diluted weighted average shares ...     12,160    7,685    4,739    2,795   1,402
Other Data: (a)
  EBITDA (c) ..............................   $ 18,751 $ 10,821  $ 5,534  $ 3,500  $1,199

                                      -21-

                                                  December 31,
                                  ---------------------------------------------
                                    1995    1994      1993     1992     1991
                                  -------  -------   -------  -------  -------
                                                (In thousands)
 Balance Sheet Data:  (a)
   Cash and cash equivalents.. $  3,483  $  4,677  $  1,062  $  1,153  $    711
   Total assets...............  126,289    88,148    35,257    32,277     9,456
   Total debt.................   25,421    25,348    15,404    16,057     3,853
   Total stockholders' equity.   72,045    37,164     9,060     6,549     3,503

(a) The Company's revenues, expenses, assets and liabilities have been significantly affected by the number and timing of serveral acquisitions made by the Company during the periods presented. See
          Note 3 of the Notes to Consolidated Financial Statements of the Company and the notes related thereto included elsewhere herein.

(b) Dividends on the Company's Series A preferred shares and Series B preferred shares were suspended in April 1993 by agreement with the holders thereof. In connection with the Company's public offering in November 1994, all outstanding shres of preferred stock were redeemed and exchanged for shares of common stock plus warrants to purchase shares of common stock. No preferred stock is currently outstanding.

(c) EBITDA reflects income from operations adjusted to remove the $1.5 million office closing charge plus depreciation and amortization. EBITDA and is relevant to an understanding of the Company's performance because it reflects the Company's ability to generate cash flows sufficient to service fixed obligations. EBITDA should not be considered an alternative to: (i) operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance; or (ii) cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

(d) On December 31, 1995, two employment agreements were terminated which prompted the Company to close its administrative office in Indianapolis, Indiana and to write-off certain related Victory contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Consolidated Financial Statements of the Company and related notes thereto and "Selected Financial Data" included elsewhere herein.

General
         The Company's landfill operations earn revenue from disposal fees (known as "tipping fees"), which are generally billed on either a bi-weekly or monthly basis. The Company's landfills receive solid waste from its own collection companies as well as from independent haulers. Tipping fees earned by the Company's landfills from its own collection operations are considered intercompany revenue and are eliminated from the Company's consolidated collection revenue.

         The Company's revenue from waste collection consist of fees from residential, commercial and industrial collection and transfer station customers. A significant portion of the Company's residential collection services are provided on a contract basis in which the Company contracts with a county or municipal authority to collect from all residents in a specified area. These contracts, which are usually competitively bid, generally have terms of one to five years and provide consistent cash flow during the term of the contract since the Company is paid regularly by the municipality or its residents. The Company also provides residential collection services on a subscription basis in which the Company contracts directly with the individual household. Subscription customers are billed in advance and the fee typically does not vary with the volume of solid waste collected. Residential subscription customers provide the Company with a stable source of revenue and an efficient means to utilize the Company's resources, including its equipment, manpower and automated reporting systems. The Company selectively bids for county or municipal contracts in areas near those where it already provides subscription residential collection services and in new markets.

     The Company also serves commercial and industrial customers in its residential collection markets, and derives a substantial portion of its collection revenues from these customers. Commercial and industrial waste streams improve operating efficiencies and provide additional volume for the Company's landfills. Commercial and industrial contracts, which typically have terms of one to three years, are individually negotiated and are typically billed monthly.

     Operating expenses for landfill operations include labor, equipment costs, the amortization of landfill site development costs, legal and administrative costs of ongoing environmental compliance, site maintenance and accruals for future closure and post-closure maintenance costs. Operating expenses for collection operations include direct labor, fuel, equipment maintenance and tipping fees paid to third-party landfills.

     Engineering, legal, permitting, construction and other costs directly associated with the development of new landfills and expansions of existing landfills, together with associated interest, are capitalized and, upon receipt of all necessary operating permits, are amortized based on utilization of available airspace. The Company charges against earnings any unamortized capitalized expenditures and advances (net of any portion that the Company estimates will be recoverable through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated, and any landfill development or expansion project that is not successfully completed. The Company accrues the estimated landfill closure and post-closure maintenance costs expected to be incurred upon and subsequent to the closing of existing operating landfill areas ratably in relation to the airspace consumed. The Company believes its landfills are in substantial compliance with the existing standards for landfill operation and closure in each of the states in which it operates, and the Company believes that it has adequately accrued for landfill closure and post-closure costs.

     General and administrative expenses include management salaries, clerical and administrative overhead, royalties to former owners, costs associated with the Company's sales force, and community relations expenses. Indirect project development costs, such as executive and corporate overhead, public relations and other corporate services are expensed as incurred.

         The Company is required, from time to time, to post bid and/or performance bonds in connection with contracts or projects with government entities and, to a lesser extent, private sector customers. In addition to bid and performance bond requirements, existing or proposed legislation in various jurisdictions requires or will require the Company to provide financial assurance covering closure, post-closure monitoring and corrective activities, if necessary, of certain waste disposal facilities. In this respect, the Company has various performance bonds and letters of credit outstanding as of December 31,1995, aggregating approximately $6.0 million. These instruments are not reflected in the accompanying consolidated financial statements. In addition, the Company maintains separate escrow accounts to reserve funds necessary to pay for estimated future closure and post-closure costs. These funds are reflected as other assets on the Company's consolidated balance sheets. In some cases, a regulatory agency controls the escrow account and will release amounts to the Company upon receipt of written evidence that the Company will use the funds to pay for direct closure or post-closure expenses. Closure funds in Company-controlled accounts aggregated approximately $3.7 million as of December 31, 1995. As of December 31, 1995, the amount in state-controlled funds aggregated approximately $0.8 million.

         The Company's business is affected by general economic and seasonal conditions. An economic downturn could result in a reduction in the volume of waste disposed at the Company's operations and/or the price that the Company can charge for its services. The Company's revenue may also be adversely affected by severe weather conditions. This is primarily attributable to: (i) the volume of waste relating to construction and demolition activities and activities relating to the remediation of contaminated soils tending to increase in the spring and summer months; and (ii) the volume of industrial and residential waste in the regions where the Company operates tending to decrease during the winter months. Particularly harsh weather conditions may result in the temporary suspension of certain of the Company's operations.

Results of Operations

         The following table presents, for the years indicated, the percentage relationship which the various items bear to total revenue:


                                                       Year Ended December 31,
                                                      ------------------------
                                                       1995     1994     1993
                                                      ------   ------   ------

Revenue..............................................  100.0%  100.0%   100.0%
Costs and expenses:
  Operating expenses.................................  (46.4)  (46.7)   (53.1)
  General and administrative expenses................  (14.4)  (15.6)   (12.7)
  Depreciation and amortization......................  (14.4)  (13.3)   (16.1)
  Office closing charge..............................   (3.1)       -        -
                                                       ------   -----   ------
    Income from operations...........................   21.7    24.4     18.1
Other income (expenses):
  Interest expense...................................   (5.6)   (6.6)    (8.0)
  Other income (expenses), net.......................    0.5    (0.4)     0.1
                                                       ------   -----   ------
    Income before income taxes and extraordinary gain   16.6    17.4     10.2
Provision for income taxes...........................   (6.9)   (7.8)    (4.3)
                                                       -------  ------   ------
    Income before extraordinary gain.................    9.7%    9.6%     5.9%
                                                       -------  ------   ------
                                                       -------  ------   ------



Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Revenue: Revenue increased by $19.1 million, or 66.4% from $28.7 million to $47.8 million. The increase in revenue was primarily due to the acquisition of Victory in July 1994 (which accounted for $7.8 million of the increase), the acquisitions of a Costa Rica landfill and hauling operation during the third quarter of 1994, two hauling and collection companies in the second quarter and two in the third quarter of 1995, a recycling facility in the third quarter of 1995 and a landfill in the fourth quarter of 1995, as well as increased waste collection. As a percentage of total revenue collection operations grew from
38.1 % in 1994 to 45.7% in 1995.

     Operating Expenses: Such expenses increased by $8.8 million, from $13.4 million to $22.2 million, but decreased slightly as a percentage of revenue from 46.7% to 46.4%. The percentage decrease was primarily due to the economies of scale in the Company's landfill operations achieved through higher activity
levels.   The  dollar   increase  was  primarily  due  to  the  above  mentioned
acquisitions.

     General and Administrative Expenses: General and administrative expenses increased by $2.4 million from $4.5 million to $6.9 million, and decreased as a percentage of revenue from 15.6% to 14.4%. The percentage decrease was primarily attributable to synergies obtained with the 1995 acquired companies and landfill operations controlling cost levels while revenue increased. The dollar increase was primarily due to the above mentioned acquisitions.

          Depreciation and Amortization: Depreciation and amortization expenses increased by $3.1 million, from $3.8 million to $6.9 million. The increase was due to the above mentioned acquisitions and increased capital expenditures.

     Office Closing Charge: The Company closed the former headquarters of Victory in Indianapolis, Indiana and recorded a related $1.5 million pretax charge for such closing. The major components of the charge include (i) the severance package costs for two officers of the Company who previously were owners of Victory (net of the reversal of the value of previously recorded stock options to be issued pursuant to these officers' employment agreements), (ii) costs related to future contractual payments to be made under several agreements in place at the time the Company acquired Victory, (iii) the write off of certain office equipment and (iv) other costs, such as lease obligations and severance pay to office employees, related to the closure of the office.

     Interest Expense: Interest expense increased from $1.9 million to $2.7 million. The increase was due primarily to increased levels of debt assumed or incurred in the acquisition of Victory, the other previously mentioned acquisitions and the financing of capital expenditures.

     Provision for Income Taxes: The provision for income taxes increased by $1.1 million, from $2.2 million to $3.3 million, primarily as a result of a higher income level in 1995. The Company's effective income tax rate decreased from 44.8% to 41.5% due to the reduced impact of non-deductible amortization of intangible assets.

     Income Before Extraordinary Gain: The Company's income before extraordinary gain increased by $1.8 million from $2.8 million to $4.6 million.

     Extraordinary   Gain:  The  Company  recorded a  $357,000 million after-tax extraordinary gain on the early extinguishment of certain debt at a discount in 1994.

     Net Income: For the reasons described above, the Company's net income increased by $1.5 million from $3.1 million to $4.6 million.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993
     Revenue: Revenue increased by $12.5 million, or 77.3%, from $16.2 million to $28.7 million. The increase in revenue was primarily due to the acquisition of Victory in July 1994 (which accounted for $6.9 million of the increase), increased landfill activity and $1.9 million from a transfer station and hauling company acquired in the second half of 1993. Offsetting these increases was an absence of $1.1 million of revenue from the Company's waste brokerage business which ceased operations as of December 31, 1993.

     During 1993, the Company earned revenue of $1.4 million, or 8.7%, of the Company's total revenue, from a single customer. This customer was acquired by a competitor of the Company in 1993 and the Company stopped doing any substantial business with this customer in June 1993. Despite the loss of revenues from this customer, the Company was still able to increase total revenues as discussed above. No customer accounted for greater than 10% of the Company's revenue in 1994 or 1993.

     Operating Expenses: Such expenses increased by $4.8 million, from $8.6 million to $13.4 million but decreased as a percentage of revenue from 53.1% to 46.7%. The percentage decrease was primarily attributable to improved economies of scale in the Company's landfill operations achieved through higher activity levels. Additionally, the acquisition of Victory led to an increase in the proportion of the Company's revenue derived from landfill operations which tend to incur lower operating expenses as a percentage of revenue than waste collection and other non-landfill operations.

     General and Administrative Expenses: General and administrative expenses increased by $2.4 million from $2.1 million to $4.5 million, and increased as a percentage of revenue from 12.7% to 15.6%. The increases were due to increased corporate staffing levels and increased professional fees.

     Depreciation and Amortization Expenses: Depreciation and amortization expenses increased by $1.2 million, from $2.6 million to $3.8 million. The increase was due to the above mentioned acquisitions and increased capital expenditures.

     Interest Expense: Interest expense increased from $1.3 million to $1.9 million. The increase was due to increased levels of debt assumed in the acquisition of Victory.

     Provision for Income Taxes: The provision for income taxes increased by $1.5 million, from $721,000 to $2.2 million, primarily as a result of a higher income level in 1994.

     Income Before Extraordinary Gain: The Company's income before extraordinary gain increased by $1.8 million from $953,000 to $2.8 million.

     Extraordinary Gain: The Company recorded a $357,000 after-tax extraordinary gain on the early extinguishment of certain debt at a discount in 1994.

     Net Income: For the reasons described above, the Company's net income increased by $2.2 million from $953,000 to $3.1 million.

Liquidity and Capital Resources
     The Company's cash applications consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and acquisitions. At December 31, 1995, the Company had a working capital surplus of $2.1 million compared to $6.5 million at December 31, 1994. Cash and cash equivalents balances were $3.5 million at December 31, 1995 versus $4.7 million at December 31, 1994. The decrease in working capital is primarily due to short-term debt incurred or assumed in the 1995 business acquisitions, increased income taxes payable and a larger portion of accrued landfill closure costs recorded as a current liability.

     Cash Flows From Operating Activities: During 1995, 1994 and 1993, net cash provided by operating activities was $8.6 million, $5.2 million and $3.7 million, respectively. Cash flows from operating activities have increased primarily due to higher earnings (before the effect of noncash charges).

     Cash Flows From Investing Activities: During 1995, 1994 and 1993, the Company made cash capital expenditures of approximately $19.7 million, $12.8 million and $3.5 million, respectively, primarily for landfill expansions and equipment additions. The Company made cash expenditures for a landfill development project of $297,000 and $1.5 million in 1995 and 1994, respectively. For the previously mentioned acquisitions and an investment purchase the Company paid, net of cash acquired, $6.7 million, $475,000 and $18,000 in 1995, 1994 and 1993, respectively. Additionally, the Company spent $948,000 in 1995 to acquire the remaining interest in Victory and its subsidiary. The Company expects cash capital expenditures of approximately $18.0 million to $20.0 million during 1996, primarily for existing landfill expansion and equipment additions.

     Cash Flows From Financing Activities: During December 31, 1995, 1994 and 1993, cash flows from financing activities were $20.4 million, $13.4 million and ($1.3 million), respectively.

     On March 28, 1995, the Company entered into the Credit Facility with LaSalle National Bank. Borrowing under the Credit Facility refinanced certain existing indebtedness and provided additional funds for the growth and operation of the Company. The Credit Facility has been subsequently syndicated to include the Bank of America and the First National Bank of Boston. Borrowings under the Credit Facility bore a weighted average interest rate of 9.18% during 1995.

     In the first quarter of 1996, the Company and the lenders amended the Credit Facility (the "Amended Credit Facility") effective as of January 1, 1996 with covenants effective as of December 31, 1995. The Amended Credit Facility expires in January 1999 and is secured by all corporate assets and a pledge of the stock of all subsidiaries. As amended, each borrowing under the Amended Credit Facility bears interest based on the Company's leverage ratio, as defined, of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). If the leverage ratio is 2.0 to 1 or less, then the interest rate is, at the Company's option, prime or LIBOR plus 1.5% and the fee on outstanding letters of credit is .75%. If the leverage ratio falls between
2.01 to 2.5 compared to 1, then the interest rate is prime plus .5% or LIBOR plus 1.75% and the fee on outstanding letters of credit is 1.0%. If the leverage ratio falls between 2.51 and 3.0 compared to 1, then the interest rate is prime plus 1.0% or LIBOR plus 2.0% and the fee on outstanding letters of credit is 1.5%. If the leverage ratio is greater than 3.0 to 1, then the interest rate is prime plus 1% or LIBOR plus 2.5% and the fee on outstanding letters of credit is 2.0%. The Amended Credit Facility includes provisions for letters of credit up to $10.0 million. The Company will also pay a 0.5% fee on the average unused portion of the Amended Credit Facility. As of December 31, 1995, $23.6 million of unused credit under this Facility remained available.

     Under the terms of the Amended Credit Facility, the Company is required to meet certain covenants regarding, among other things, financial position and results of operations. Based on the Company's December 31, 1995 financial position and results of operations, the Company was in compliance with such covenants. The terms of the Amended Credit Facility impose restrictions that affect, among other things, the Company's ability to (i) incur additional indebtedness, (ii) create liens on assets, (iii) sell assets, (iv) engage in mergers, acquisitions or consolidations, (v) make investments, (vi) pay dividends or make distributions and (vii) engage in certain transactions with affiliates and subsidiaries.

     The Amended Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of the Company. Management is not aware of, nor does it anticipate, any facts, events or occurrences which could reasonably be expected to have a material adverse effect on the operations of the Company that would cause the lenders to demand repayment of the amounts borrowed under the Amended Credit Facility prior to its termination.

     In October 1995, the Company and certain of its stockholders completed a public offering of 3,780,680 Shares (3,292,760 Shares were sold by the Company and 487,920 Shares were sold by certain stockholders of the Company). The Company received approximately $30.1 million of net proceeds from the sale. The proceeds were used to reduce the outstanding indebtedness under the Credit Facility which provided the Company with renewed borrowing capacity under the Credit Facility for future acquisitions, capital expenditures and general corporate purposes.

     The Company believes that cash on hand, cash from operating activities, additional borrowings under the Amended Credit Facility and the issuance of additional debt as permitted by the Credit Facility will be sufficient to: (i) finance its planned 1996 and 1997 development projects and capital expenditures;
(ii) meet its 1996 and 1997 operating cash requirements; and (iii) meet expected debt service obligations during 1996 and 1997.

     It is the policy of the Company to accrue the estimated landfill closure and post-closure maintenance costs expected to be incurred upon and subsequent to the closing of existing operating landfill areas ratably in relation to the airspace consumed. Such costs will principally include costs for the final cap and cover of the landfill area, management of leachate, groundwater monitoring and general area maintenance. The Company's estimate of these costs in current dollars is inflated at a rate of 4% until expected time of payment and then discounted to present value at 8%.

     The Company provides for such discounted costs ratably as the airspace in each cell is consumed. The resulting accrued landfill closure costs are not reduced by funds set aside by the Company, either voluntarily or by statute, to pay for such costs. Such funding, if appropriate, is recorded as a long-term asset. Had the Company not discounted this liability, the amounts recorded would have been increased by approximately $12.8 million as of December 31, 1995. Total estimated closure and post-closure costs to be spent after December 31, 1995, inflated as described above, are approximately $50.4 million of which approximately $1.6 million, on average, is expected to be expended each year over the next five years.

     In March 1996,  the Company  sold its 72%  interest in Procesa  Continental
S.A. de C.V. which encompassed all of the Company's Mexico City operations, for approximately $2.6 million.

     In March 1996, the Company purchased two construction and demolition landfills in Central Florida for approximately $5.3 million.

     On March 29, 1996, the Company decided to temporarily suspend operations at its Prichard, West Virginia landfill. The Company will evaluate whether to re-open or to dispose of the facility.

Quarterly Results

The following table sets forth unaudited summary financial information for the eight quarters ended December 31, 1995. All amounts are in thousands, except per share data.

                                                     Three Months Ended
                         March 31, June 31, Sept 30, Dec. 31, March 31, June 30, Sept. 30,  Dec. 31,
                          1994      1994      1994     1994     1995     1995      1995      1995
                         -------- -------- --------  -------- --------  -------  ---------  --------

Revenue ..............  $4,374     $5,388   $9,373   $9,593   $ 9,708   $10,770  $12,965    $14,372
Income from
 operations(a).......   $  832     $1,292   $2,260   $2,635   $ 2,405   $ 2,955  $ 3,355    $ 1,673
Fully diluted earnings
 per share before
 extraordinary gain(a) $ 0.05     $ 0.09   $ 0.11   $ 0.10   $  0.09   $  0.11  $  0.13    $  0.05
Fully diluted weighted
  average number of
  shares .............   5,658      6,105    7,590   10,318    11,548    11,642   11,649     14,428


(a) The Company's revenues, expenses, assets and liabilities have been significantly affected by the number and timing of serveral acquisitions made by the Company during the periods presented. See
          Note 3 of the Notes to Consolidated Financial Statements of the Company and the notes related thereto included elsewhere herein.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements included herein beginning on Page F-1.


ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE

None.

                                    PART III


The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1995. If such proxy statement is not so filed, such information will be filed as an amendment to this Form 10-KSB within 120 days following the end of the Company's fiscal year ended December 31, 1995.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) and (2) Financial Statements

See accompanying Index to Consolidated Financial Statements.


(a) (3) Exhibits

See accompanying Index to Exhibits.


(b)  Reports on Form 8-K

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


(c)  Exhibits

See accompanying Index to Exhibits.


(d)  Financial Statement Schedules

All  schedules  have  been  omitted  since  the  required   information  is  not
significant, is included in the consolidated financial statements or notes thereto or is not applicable.

                                  EXHIBIT INDEX

EXHIBIT                                                                   PAGE
NUMBER                    DOCUMENT DESCRIPTION                           NUMBER
------- -----------------------------------------------------------    ---------


 3.1 Certificate of Incorporation of Continental Waste Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB of Continental Waste Industries, Inc. filed on March 31, 1994, Commission File No. 0-22602).

 3.2 By-Laws of Continental Waste Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB of Continental Waste Industries, Inc. filed on March 31, 1994, Commission File No. 0-22602).

 3.3 Amendment to Certificate of Incorporation of Continental Waste Industries, Inc., dated November 1, 1994 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on November 4, 1994, Commission File No. 33-84130).

 3.4 Amendment 2 to Certificate of Incorporation of Continental Waste Industries, Inc., dated December 28, 1995.

 4.1 Warrant of First Analysis Corporation (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form SB-2 of
      Continental Waste Industries, Inc. filed on November 4, 1994, Commission File No. 33-84130).

 4.2 Warrant of Raymond James & Associates, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on November 4, 1994, Commission File No. 33-84130).

 9 Shareholders' Agreement among Carlos E. Aguero, Thomas A. Volini, Apex Investment Fund Limited Partnership, Environment Venture
      Fund Limited Partnership, The Productivity Fund Limited Partnership, Continental Waste Industries, Inc. and Bret R. Maxwell (incorporated by reference to Exhibit 9 to the
      Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on November 4, 1994, Commission File No. 33-84130.

 10.1 Employment Agreement between Continental Waste Industries, Inc. and Thomas A. Volini (incorporated by reference to Exhibit 10.1 to Form SB-2 filed on September 12, 1995, Commission File No. 33-62589).

 10.2 Employment Agreement between Continental Waste Industries, Inc. and Carlos E. Aguero (incorporated by reference to Exhibit 10.2 to Form SB-2 filed on September 12, 1995, Commission File No. 33-62589).

 10.3 Employment Agreement between Continental Waste Industries, Inc. and Michael J. Drury (incorporated by reference to Exhibit 10.3 to Form SB-2 filed on September 12, 1995, Commission File No. 33-62589).

 10.4 Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10.8 to Form SB-2 filed on September 12, 1995,
      Commission File No. 33-62589).

EXHIBIT                                                                   PAGE
NUMBER                      DOCUMENT DESCRIPTION                         NUMBER
------ ------------------------------------------------------          ---------

10.5 First Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10.6 to Form SB-2 filed on September 12, 1995, Commission File No. 33-62589).

10.6 Second Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Continental Waste Industries, Inc.filed on October 27, 1995, Commission File No. 0-22602).

10.7 Third Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries.

10.8 Stock Purchase Agreement Among Continental Waste Industries, Inc., Camelford Holdings, Ltd. and Salcott Holdings, Ltd. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1994, Commission File No. 0-22602).

10.9 Agreement for Exchange of Stock Among Continental Waste Industries, Inc., Dallas C. Schnitzius and G. Michael Shannon (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1994, Commission File No. 0-22602).

10.10 Purchase Agreement between Continental Waste Industries, Inc. and Timothy J. Salopek and Catherine Salopek for the purchase of WPP Services, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on November 4, 1994, Commission File No. 33-84130).

21   Subsidiaries of Continental Waste Industries, Inc.

23.1 Consent of Arthur Andersen LLP.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1996



                              CONTINENTAL WASTE INDUSTRIES, INC.
                                   (Registrant)


                              By:   /S/  THOMAS A. VOLINI
                                    Thomas A. Volini
                                    Chairman of the Board and
                                    Chief Operating Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 29th day of March, 1996.



/S/  THOMAS A. VOLINI    Chairman of the Board and
    Thomas A. Volini     Chief Operating Officer


/S/  CARLOS E. AGUERO    Director, President and
    Carlos E. Aguero     Chief Executive Officer


/S/  BRET R. MAXWELL
    Bret R. Maxwell      Director


/S/  DONALD H. HAIDER
    Donald H. Haider     Director


/S/  RICHARD J. CARLSON
    Richard J. Carlson   Director


/S/  MICHAEL J. DRURY    Senior Vice President and
    Michael J. Drury     Chief Financial Officer

                       CONTINENTAL WASTE INDUSTRIES, INC.


                          ANNUAL REPORT ON FORM 10-KSB


                  ITEM 8, ITEM 14(a) (1) AND (2) AND ITEM 14(d)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1995

                      FORM 10-KSB -- ITEM 14(a) (1) AND (2)

                       CONTINENTAL WASTE INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 The following consolidated financial statements of Continental Waste Industries, Inc. and subsidiaries are included in Item 8:


Report of Independent Public Accountants............................F-3

Consolidated Balance Sheets -- As of December 31, 1995 and 1994.....F-4

Consolidated Statements of Income -- For the years ended
 December 31, 1995, 1994 and 1993 ..................................F-5

Consolidated Statements of Stockholders' Equity -- For the years ended December 31, 1995, 1994 and 1993 .............................F-6

Consolidated Statements of Cash Flows -- For the years ended
 December 31, 1995, 1994 and 1993...................................F-7

Notes to Consolidated Financial Statements..........................F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Continental Waste Industries, Inc.:


We have audited the accompanying consolidated balance sheets of CONTINENTAL WASTE INDUSTRIES, INC. (a Delaware corporation) and SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Waste Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Chicago, Illinois
February 20, 1996

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1995 and 1994


                                     ASSETS

                                                1995          1994
                                            ------------   ------------
CURRENT ASSETS:

  Cash and cash equivalents................$  3,483,154     $ 4,677,237
  Accounts and notes receivable, net.......   8,169,121       5,295,770
  Prepaid expenses.........................   6,878,728       4,710,810
  Deferred income taxes....................     377,447         523,752
                                           -------------   ------------
    Total current assets...................  18,908,450      15,207,569
                                           -------------   -------------

PROPERTY AND EQUIPMENT, at cost:

  Land, landfill sites and improvements....  55,007,018      44,708,324
  Buildings and improvements...............   4,423,169       2,426,922
  Vehicles and equipment...................  32,827,833      19,127,148
  Office furniture and equipment...........     618,413         692,514
                                           -------------   -------------
                                             92,876,433      66,954,908
  Less--Accumulated depreciation and .....   14,215,696       7,941,916
     amortization                          -------------   -------------
      Net property and equipment...........  78,660,737      59,012,992
                                           -------------   -------------
OTHER ASSETS:

  Excess cost over fair value of net
     assets acquired, net..................  16,681,935       8,010,092
  Agreements not to compete, net...........   1,164,493       1,245,368
  Cash held in escrow......................   3,749,038       1,121,220
  Land purchase option.....................   1,000,000       1,000,000
  Other....................................   6,124,138       2,551,247
                                             ----------    ------------
      Total other assets...................  28,719,604      13,927,927
                                             ----------    ------------
                                           $126,288,791     $88,148,488
                                           ------------    ------------
                                           ------------    -------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  1995         1994
                                              ------------   ----------
CURRENT LIABILITIES:

  Notes payable ..............................$  2,117,500  $      -
  Current maturities of long-term debt........   2,528,741      856,731
  Accounts payable............................   2,543,768    2,908,686
  Income taxes payable........................   3,538,401    1,567,524
  Other accrued liabilities...................   6,042,677    3,338,848
                                              ------------   ----------
      Total current liabilities...............  16,771,087    8,671,789
                                              ------------   ----------

LONG-TERM LIABILITIES:

  Long-term debt, less current maturities.....  20,774,991   24,491,315
  Deferred income taxes.......................   7,160,625    7,451,264
  Accrued landfill closure costs, less
    current portion...........................   6,748,474    6,647,577
  Other long-term liabilities.................   2,788,640    3,722,788
                                              ------------   ----------
       Total long-term liabilities............  37,472,730   42,312,944
                                              ------------   ----------

COMMITMENTS AND CONTINGENCIES:................
STOCKHOLDERS' EQUITY:

  Common stock, $.0006 par value, 40,000,000
   and 16,666,666 shares authorized in 1995
   and 1994, 14,089,742 and 10,335,540 shares
   issued in 1995 and 1994, respectively.....        8,454        6,201
  Additional paid-in capital.................   63,063,241   32,455,361
  Retained earnings..........................    9,445,378    4,808,742
  Treasury stock (79,375 and 18,450 common
   shares at cost in 1995 and 1994,
   respectively).............................    (472,099)    (106,549)
                                              ------------   ----------
      Total stockholders' equity............   72,044,974    37,163,755
                                              ------------  -----------
                                             $126,288,791   $88,148,488
                                             ------------    ----------
                                             ------------    ----------


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
                                       F-4

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 1995, 1994 and 1993


                                             1995         1994         1993
                                           --------     --------    ----------

REVENUE                                   $47,815,275  $28,728,298 $16,203,848
COSTS AND EXPENSES:

  Operating expenses...................... 22,181,707   13,421,788   8,603,304
  General and administrative expenses.....  6,882,790    4,484,856   2,066,668
  Depreciation and amortization...........  6,863,120    3,802,461   2,605,576
  Office closing charge...................  1,500,000            -           -
                                          -----------   ----------   ---------

      Income from operations.............. 10,387,658    7,019,193   2,928,300
                                          -----------    ---------   ---------

OTHER INCOME (EXPENSES):

  Interest expense........................(2,658,912)  (1,881,173) (1,303,110)
  Other, net..............................    205,006    (125,878)      48,671
                                          -----------  ----------- -----------
    Other income (expense), net...........(2,453,906)  (2,007,051) (1,254,439)
                                          -----------  ----------- -----------
      Income before income taxes and
        extradorinary gain................ 7,933,752    5,012,142   1,673,861

PROVISION FOR INCOME TAXES................(3,297,116)  (2,244,505)   (721,070)
                                           ----------    ----------   ---------
      Income before extraordinary gain....  4,636,636    2,767,637     952,791
EXTRAORDINARY GAIN, net of $280,280 of
     income taxes.........................          -      356,720           -
                                           ----------    ----------   ---------
      Net income..........................$ 4,636,636  $ 3,124,357  $  952,791
                                           ----------    ----------   ---------
                                           ----------    ----------   ---------

EARNINGS PER SHARE:

  Primary:
    Income before extraordinary gain......      $0.38        $0.40       $0.21
    Extraordinary gain....................          -         0.05           -
                                            ----------   ----------   ---------

      Net income..........................      $0.38        $0.45       $0.21
                                            ----------   ----------   ---------
                                            ----------   ----------   ---------

  Fully diluted:
    Income before extraordinary gain......      $0.38        $0.36       $0.19
    Extraordinary gain....................          -         0.05           -
                                            ----------   ----------   ---------

      Net income..........................      $0.38        $0.41       $0.19
                                            ----------    ----------  ---------
                                            ----------    ----------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993

                                    Series A   Series B               Additional
                                    Preferred  Preferred    Common     Paid-in    Retained    Treasury
                                      Stock      Stock      Stock      Capital    Earnings     Stock
                                  ----------  ----------   --------    ---------  ---------  ---------
BALANCE, December 31, 1992 ......$2,642,120  $ 2,379,000  $2,178    $   664,595  $  861,584  $    --
  Net income ....................      --           --      --             --       952,791       --
  Preferred stock dividends
    declared ....................      --           --      --             --      (129,990)      --
  Finet Acquisition .............      --           --       267        698,225        --         --
  Exchange of common stock for
    preferred stock .............  (243,992)        --        43        243,949        --         --
  Additional common stock issued
    in Finet Acquisition ........      --           --       133        745,447        --         --
  Issuance of common stock ......      --           --        44        244,001        --         --

                                 ---------- ------------  ------   ------------  ----------  ---------

BALANCE, December 31, 1993 ...... 2,398,128    2,379,000   2,665      2,596,217   1,684,385       --
  Net income ....................      --           --      --             --     3,124,357       --
  Issuance of common stock, net
    of offering costs ...........      --           --     2,184     16,517,493        --         --
  Conversion of preferred stock
    into common stock ...........(2,398,128)        --       425      2,397,703        --         --
  Redemption of preferred stock .      --     (2,379,000)   --             --          --         --
  Warrants exercised for common
    stock .......................      --           --       137      1,233,673        --         --
  Victory Waste Acquisition .....      --           --       746      9,230,769        --         --
  Issuance of warrants and option
    as obligation settlements ...      --           --      --          165,000        --         --
  Purchase of treasury stock ....      --           --      --             --          --     (106,549)
  Common stock issued for
    acquired businesses .........      --           --        44        314,506        --         --

                                 ---------- ------------  ------   ------------  ----------  ---------

BALANCE, December 31, 1994 ......      --           --     6,201     32,455,361   4,808,742   (106,549)
  Net income ....................      --           --      --             --     4,636,636       --
  Issuance of common stock, net of
    offering costs ..............      --           --     2,007     30,376,294        --         --
  Common stock issued for acquired
    businesses and investment ...      --           --        99      1,099,671        --         --
  Cancellation of previously
    recorded stock options ......      --           --      --       (2,016,000)       --         --
  Issuance of common stock and
    warrants as obligation
    settlements .................      --           --       108        925,193        --         --
  Purchase of treasury stock ....      --           --      --             --          --     (365,550)
  Warrants and options exercised
    for common stock ............      --           --        39        222,722        --         --

                                  --------- ------------  ------   ------------  ----------  ---------

BALANCE, December 31, 1995 ......  $   --   $       --    $8,454    $63,063,241  $9,445,378  $(472,099)

                                  --------- ------------  ------   ------------  ----------  ----------
                                  --------- ------------  ------   ------------  ----------  ----------



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993

                                                          1995           1994         1993
                                                     -------------  ------------ -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................... $ 4,636,636   $ 3,124,357   $   952,791
  Adjustments to reconcile net income to net cash
    provided by operating activities--
      Depreciation and amortization...................   6,863,120     3,802,461     2,605,576
      Office closing charge...........................   1,500,000             -             -
      Extraordinary gain, net of income taxes.........           -     (356,720)             -
      Provision (benefit) for deferred income taxes...   (236,825)       845,404       552,786
      Compensatory options, warrants and common shares      30,819       112,836             -
      Changes in operating assets and liabilities, net
        of effect of business acquisitions--
          Accounts and notes receivable, net.......... (2,261,776)   (1,283,722)     (891,621)
          Prepaid expenses............................ (1,406,557)     (289,984)     (116,310)
          Other assets................................ (1,208,643)     (480,112)     (207,065)
          Accounts payable............................   (829,354)       483,638       656,657
          Income taxes payable........................   1,970,877       763,390        68,797
          Accrued landfill closure costs.............. (1,302,103)       712,941       129,586
          Other accrued liabilities...................     834,240   (2,229,541)      (14,543)
                                                      ------------   -----------   -----------
            Net cash provided by operating............   8,590,434     5,204,948     3,736,654
              activities                              ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................(19,680,791)  (12,826,591)   (3,485,177)
  Landfill development project additions..............   (296,937)   (1,514,547)             -
  Cash paid for businesses and investment,
    net of cash acquired.............................. (6,664,520)     (475,000)      (18,087)
  Cash paid for common and preferred stock
    of minority interest..............................   (948,482)             -             -
  Cash acquired in businesses purchased with stock....           -       323,633       699,707
  (Increase) decrease in cash held in escrow, net
    of effect of business acquisitions................ (2,627,818)     (483,873)       324,410
                                                      ------------   -----------   -----------
      Net cash used in investing activities...........(30,218,548)  (14,976,378)   (2,479,147)
                                                      ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under revolving lines       16,400,000     (240,000)     (160,000)
    of credit
  Issuance of long-term debt..........................     782,000    13,496,468     4,030,355
  Payments on long-term debt..........................(26,074,009)  (14,659,801)   (5,105,108)
  Issuance of common stock, net of offering costs.....  30,378,301    16,369,800        64,015
  Deferred financing costs paid.......................   (909,472)     (119,946)     (133,565)
  Redemption of Series B preferred stock..............           -   (2,379,000)             -
  Preferred stock dividends paid......................           -     (208,164)      (44,620)
  Warrants and options exercised for common stock.....     222,761     1,233,810             -
  Purchase of treasury stock..........................   (365,550)     (106,549)             -
                                                      ------------   -----------   -----------
      Net cash provided by (used in) financing          20,434,031    13,386,618   (1,348,923)
        activities                                    ------------   -----------   -----------

      Net increase (decrease) in cash and cash........ (1,194,083)     3,615,188      (91,416)
        equivalents

CASH AND CASH EQUIVALENTS, beginning of year..........   4,677,237     1,062,049     1,153,465
                                                      ------------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year................ $ 3,483,154   $ 4,677,237   $ 1,062,049
                                                      ------------   -----------   -----------
                                                      ------------   -----------   -----------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 1 - Organization:

          Basis of Presentation:
          On September 9, 1993, Continental Waste Industries, Inc. ("Former Continental") was acquired by (the "Finet Acquisition") Finet, Inc. ("Finet"). Finet was a public corporation which had no operations. The acquisition has been recorded in accordance with generally accepted accounting principles as a reverse acquisition under the purchase method. The consolidated financial statements presented herein for the year ended December 31, 1993, include only the financial results of Former Continental through September 8, 1993, with all Former Continental share and per share information being adjusted by the conversion rate at which such shares were converted into Finet shares. The consolidated financial information for the periods subsequent to September 8, 1993 include the results of both Continental Waste Industries, Inc. and Finet in their consolidated form. As part of the acquisition, Finet changed its name to Continental Waste Industries, Inc. (the "Company"). The Company changed its state of incorporation from New York to Delaware on February 28, 1994.

          On December 28, 1995, the Company effected a 5 for 3 stock split of its common stock. All common share information has been restated for all periods to reflect the 5 for 3 stock split. As a result of the restatement, presented per share and weighted average share information is not comparable to amounts disclosed in documents previously filed with the Securities and Exchange Commission. The Company's $.0006 par value common stock is hereinafter referred to as Shares.

          Operations: The Company provides integrated solid waste management services to residential, commercial and industrial customers concentrated primarily in the eastern half of the United States. These services include nonhazardous landfill disposal, solid waste collection, transfer station operations and recycling programs. The Company also provides solid waste management services in Costa Rica.

          The Company conducts its domestic solid waste operations in Indiana, Michigan, Missouri, Illinois, Kentucky, Tennessee, South Carolina, Mississippi and West Virginia. The Company operates primarily in smaller metropolitan markets and in rural areas, although some sites are economically accessible from Chicago and other large cities. At December 31, 1995, the Company owned and operated a total of nine landfills, eight waste collection operations, thirteen transfer stations and three municipal recycling facilities.

Note 2 - Summary of Significant Accounting Policies:

          Principles of Consolidation:
          The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          Cash Equivalents:
          The Company considers those investments which are highly liquid in nature and have an original maturity of three months or less at the date of purchase to be cash equivalents.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 2 - Summary of Significant Accounting Policies: (Continued)

          Revenue and Receivables:
          The Company recognizes revenue upon receipt of waste at the Company's facilities. Landfill revenues are reported net of certain governmental taxes which are collected from customers and remitted to the governments primarily to assure proper closure and post-closure of the landfill sites. The Company grants credit to the majority of its customers on terms which range from fifteen to forty days. Potential loss amounts associated with the granting of credit are included in management's estimate of the allowance for doubtful accounts. It is not the policy of the Company to require collateral from its customers in order to obtain credit.

          Property and Equipment:
          Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives as follows:

                                                    Estimated
                 Asset Description                 Useful Lives
       --------------------------------          --------------

       Buildings and improvements                 19 to 32 Yrs.
       Vehicles and equipment                      2 to 12 Yrs.
       Office furniture and equipment              5 to  7 Yrs.


          Repairs and maintenance costs are expensed as incurred, while major renewals and betterments are capitalized. Repair and maintenance costs in 1995, 1994 and 1993 were $2,091,625, $1,046,946 and $569,480, respectively. Gains or losses on retirements and disposals of property and equipment are reflected in current operations.

          Landfill sites represent costs to develop individual landfill cells for usage which are capitalized as incurred and are amortized as the airspace in each cell is consumed. Fully amortized cells are written off in the period in which the cell accepts its last receipt of waste. Landfill site improvement costs include design, licensing and construction costs necessary to make the cell ready for receipt of waste. Interest costs are also capitalized while development activities are undertaken to prepare cells for their intended use.
          Interest costs capitalized in 1995, 1994 and 1993 were $457,250, $224,345 and $114,240, respectively.

          The Company classifies landfill site improvement costs which are expected to be amortized over the next twelve months as prepaid expenses. Prepaid landfill site improvement costs were $4,421,000 and $3,764,000 as of December 31, 1995 and 1994, respectively.

          Excess Cost Over the Fair Value of Net Assets Acquired:
          The excess cost over the fair value of net assets acquired ("goodwill") is amortized on a straight-line basis over twenty-five to thirty years. Such costs are reflected net of accumulated amortization of $1,395,054 and $831,642 at December 31, 1995 and 1994,
          respectively. Amortization expense was $563,412, $317,026 and $255,428 in 1995, 1994 and 1993, respectively. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business and the current and expected future operating income levels of that particular business.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 2 - Summary of Significant Accounting Policies: (Continued)

          Agreements Not to Compete:
          Agreements not to compete represent the cost of obtaining such agreements pursuant to various business acquisitions. Such costs are amortized over the term of the related agreement, typically five to ten years. Some such terms do not commence until after certain consulting arrangements have terminated. Such costs are reflected net of amortization of $250,758 and $204,205 at December 31, 1995 and 1994, respectively. Amortization expense in 1995, 1994 and 1993 was $55,248, $57,899 and $64,674, respectively.

          Landfill Closure Costs:
          It is the policy of the Company to accrue the estimated landfill closure and post-closure maintenance costs expected to be incurred upon and subsequent to the closing of existing operating landfill areas ratably in relation to the airspace consumed. Such costs will principally include costs for the final cap and cover of the landfill area, management of leachate, groundwater monitoring and general area maintenance. The Company's estimate of these costs in current dollars is inflated at a rate of 4% until expected time of payment and then discounted to present value at 8%.

          The Company provides for such discounted costs ratably as the airspace in each cell is consumed. The resulting accrued landfill closure costs are not reduced by funds set aside by the Company, either voluntarily or by statute, to pay for such costs. Such funding, if appropriate, is recorded as a long-term asset. Had the Company not discounted this liability, the amounts recorded would have been increased by approximately $12.8 million as of December 31, 1995. Total estimated closure and post-closure costs to be spent after December 31, 1995, inflated as described above, are approximately $50.4 million of which approximately $1.6 million, on average, is expected to be expended each year over the next five years.

          Translation of Foreign Currency:
          The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The cumulative translation adjustment and translation loss were immaterial to the consolidated financial statements.

          Land Purchase Option:
          The $1,000,000 land purchase option is an option to purchase 200 acres of land adjacent to the Company's Forest Lawn Landfill in Three Oaks, Michigan. Forty acres of the 200 acres have already been approved by Berrien County for landfill use and 110 acres have been similarly approved for composting of waste and various other related activities. The expiration date of the option is October 16, 2000. The option must be exercised prior to the expiration date or the date on which the 40 acres of the 200 acres is licensed by the State of Michigan to receive solid waste for disposal, whichever occurs first. The exercise price of this option is $4,250,000 or at the seller's option, a royalty of 10% of gross revenue from disposal activity on the 200 acres.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 2 - Summary of Significant Accounting Policies: (Continued)

          Use of Estimates:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          New Accounting Pronouncements:
          SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is to be adopted by the Company in 1996. This new pronouncement establishes standards on when to review long-lived assets and certain identifiable intangible assets for impairment and how to measure that impairment. Management has not determined the impact, if any, that adoption of this standard will have on the Company's financial position or results of operations.

          SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995 and is to be adopted by the Company in 1996. This new pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans and requires a fair value based method to determine the compensation cost of such plans. Management has not determined if the Company will adopt the accounting method prescribed by the new standard or if it will, as allowed by the standard, only provide supplemental pro forma disclosure of the effect of such adoption. Management has not determined the effect of adopting the prescribed accounting on the Company's financial position or results of operations.

          Reclassifications:
          Certain amounts in previously issued financial statements have been reclassified to conform to 1995 classifications.

Note 3 - Business Combinations:

          In January 1993, the Company purchased a landfill disposal business from a current stockholder and Chairman of the Company's Board of Directors, Thomas A. Volini, for one Share and the assumption of $214,000 notes payable by Mr. Volini to the previous business owner.

          On September 9, 1993, the Company completed the Finet Acquisition. Finet issued 3,660,050 Shares in exchange for all of Former Continental's issued and outstanding common shares, 72,107 Shares in exchange for certain Former Continental Series A preferred shares and 196,708 Shares and a cash payment of $44,620 as payment of accrued dividends on Former Continental Series A preferred shares and indebtedness to certain stockholders. Finet sold 25,000 Shares for $.0006 per share and issued 425,200 Series A preferred shares and 118,950 Series B preferred shares in exchange for certain issued and outstanding Former Continental Series A and Series B preferred shares.

          Former Continental common shares were converted into Finet common shares at a 1 for 4.458705 per share conversion rate. Former Continental Series A preferred stock was converted into Finet Series A preferred stock at a 1 for 2.675223 per share conversion rate. Former Continental Series B preferred stock was converted into Finet Series B preferred stock on a 1 for 1 basis.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993
Note 3 - Business Combinations: (Continued)
          In July 1994, the Company acquired approximately 73% of the issued and outstanding stock of Victory Waste Incorporated ("Victory") for 831,425 Shares. Since July 1994, the Company has issued 482,854 Shares and $948,482 in cash to acquire the remaining interest in Victory and its subsidiary.

          In conjunction with the Victory acquisition, two former directors and officers of Victory entered into employment agreements with the Company which included a provision for payment in Shares contingent upon the net income of Victory for the year ended December 31, 1995. Based on such income, management estimates the Company will issue 22,740 Shares to each officer. Such Shares are reflected as outstanding as of December 31, 1995. Such deemed issuance increased goodwill by $529,000. The officers will also receive 52,778 Shares each if certain permits are issued for a certain landfill.

          As additional consideration for the sale, these employment agreements provided for the annual issuance of stock options. The fair market value of these options of approximately $2,520,000 had been reflected as a component of the purchase price and was recorded as additional paid-in capital in the December 31, 1994 consolidated balance sheet. In June 1995, $504,000 of such value was granted in the form of stock options. On December 31, 1995, both employees terminated their agreements with the Company each in exchange for $600,000 of cash paid in January 1996 and a $500,000 non-interest bearing note due in two installments maturing in January 1997 and 1998. The termination of these agreements prompted the Company to close its administrative office in Indianapolis, Indiana, and to write-off certain related Victory contracts as described in Note 4 - Office Closing Charge. Due to the cancellation of the employment agreements under which the aforementioned stock options were to be issued, the Company included the unissued value of such options as an offset to the office closing charge.

          In August 1994, for $700,000, the Company purchased the only privately-owned, non-hazardous waste landfill operation in Costa Rica. The definitive agreements provide for the assumption of the residential and commercial collection contracts of certain cities. The Company paid half of the purchase price during the first year following the acquisition with the remainder payable over a seven year period in equal quarterly payments without interest.

          From January 1, 1995 to August 15, 1995, the Company expanded its operations through the acquisition of six businesses engaged in waste management operations. The aggregate of these business acquisitions was significant to the Company. These entities included ASCO Sanitation, Inc., Larry's Disposal, Inc., Terre Haute Recycling, Inc., Gilliam Sanitation, Inc./Gilliam Transfer, Inc., Anderson Refuse Company, Inc./M.V. Dulworth, and a 72% interest in Procesa Continental S.A., de C.V. The aggregate purchase price of these businesses was $8.9 million, plus the assumption or refinancing of $2.1 million of debt and $0.6 million of future contingent payments. The purchase prices were paid by issuing 164,846 Shares with a market value of $1.1 million at the time of issuance, paying $5.8 million of cash obtained from the Company's $45 million credit facility (the "Credit Facility") and issuing $2.0 million of notes payable to the sellers.

          In October 1995, the Company purchased, through one of its subsidiaries, a sanitary landfill in Richland County, South Carolina ("Richland"). The acquiring subsidiary, which is 85% owned by the Company, was organized recently to make acquisitions of landfills and related solid waste management operations and to pursue privatization and public-private partnership opportunities in the Southeastern United States. The Company has an option to acquire the remaining 15% of the subsidiary for approximately $2.4 million of common stock of the Company. The Company, on behalf of its subsidiary, paid $2.4 million in cash and notes, and assumed $1.1 million of debt for Richland. As a condition of the landfill purchase, a South Carolina collection company has entered into, among other things, a 10-year put-or-pay disposal contract with the Company to provide a minimum of 300 tons of waste per day, and a 120-day disposal contract for 500 tons of waste per day, with a right of first refusal to the Company for a long-term extension.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 3 - Business Combinations: (Continued)

          The following table summarizes the pro forma operating results in 1994 and 1993 as if Victory had been acquired as of the beginning of the applicable year (and as if Victory acquired G.E.M. Environmental Management, Inc. ("GEM") and GEM acquired several businesses as of January 1, 1993), and the pro forma operating results in 1995 as if the 1995 business acquisitions (including the acquisition of the minority interests in Victory and GEM and excluding Richland) occurred on January 1, 1995.

                                        1995           1994            1993
                                      -----------   -----------    -----------
Pro forma revenue.................... $54,167,940   $46,866,140    $28,913,757
                                      -----------   -----------    -----------
                                      -----------   -----------    -----------

Pro forma income before
  extraordinary gain................. $ 4,512,443   $ 2,600,540    $   577,890
                                      -----------   ------------   -----------
                                      -----------   ------------   -----------

Pro forma net income................. $ 4,512,443   $ 2,957,260    $   577,890
                                      -----------   -----------    -----------
                                      -----------   -----------    -----------

Pro forma primary earnings per
  share before extraordinary gain....$       0.37   $      0.37    $      0.08
                                     ------------   -----------    -----------
                                     ------------   -----------    -----------

Pro forma fully diluted earnings per
  share before extraordinary gain... $       0.37    $     0.33    $      0.08
                                     -------------   ----------    -----------
                                     -------------   ----------    -----------

          The pro forma operating results include each acquiree's pre-acquisition results of operations for the indicated years with adjustments to reflect amortization of goodwill, additional depreciation on the increases to the fair market value of fixed assets, interest expense on the acquisition borrowings, the effect of income taxes thereon and the issuance of Shares in such acquisitions. The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

          Excluding the acquisitions described above, the Company also acquired in 1994 and 1993 the common stock, net assets (consisting primarily of hauling equipment) or customer routes of various independent hauling operations for cash, notes and Shares. The effect on consolidated operating results and financial condition from these acquisitions was not material.

          All of the above acquisitions were accounted for as purchases and, accordingly, the purchase price, in some cases based on the estimated market value of the Shares issued as consideration, was allocated to the related assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Those estimated fair values have been adjusted as of December 31, 1995. Future adjustments, if any, will be made prior to the one year anniversary of the related acquisition and are not expected to be material. Operating results of acquired businesses have been included in the consolidated financial statements from the date of acquisition.

          In March 1996, the Company purchased two construction and demolition landfills in central Florida for approximately $5.3 million.

          In  March  1996,   the  Company  sold  its  72%  interest  in  Procesa
          Continental S.A. de C.V., which encompassed all of the Company's Mexico City operations, for approximately $2.6 million in cash.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 4 - Office Closing Charge:

          Concurrent with the termination of the two officers' employment agreements, the Company closed its Victory headquarters in Indianapolis, Indiana and recorded a related $1.5 million pretax charge for such closing. The major components of the charge include
          (i) the severance package costs for the two officers (net of the reversal of the value of previously recorded stock options to be issued pursuant to the employment agreements), (ii) costs related to future contractual payments to be made under several agreements in place at the time the Company acquired Victory, (iii) the write off of certain office equipment and (iv) other costs, such as lease obligations and severance pay to office employees, related to the physical closure of the office.

Note 5 - Earnings Per Share:

          Earnings per share information presented herein for 1993 reflect the conversions described in Note 3 related to the Finet Acquisition and for all years reflect the effect of the stock split described in Note 1.

          Earnings per share for the years ended December 31, 1995 and 1994 were based on the following:

                                               1995        1994          1995          1994
                                              Primary     Primary   Fully Diluted Fully Diluted
                                             ----------  --------- ------------- -------------
Weighted average common and common
 equivalent shares:
  Shares outstanding.......................  11,277,572  6,275,485   11,277,572   6,275,485
  Dilutive stock options, warrants and
   convertible Series A preferred stock....     701,828    530,918      731,735   1,197,605
  Contingent shares and options related to
    the Victory acquisition................      45,480    123,362      151,036     212,046
                                             ----------  --------- ------------  ----------
                                             12,024,880  6,929,765   12,160,343   7,685,136
                                             ----------  --------- ------------  ----------
                                             ----------  --------- ------------  ----------
Income available to common stockholders:
  Income before extraordinary gain.........  $4,636,636 $2,767,637   $4,636,636  $2,767,637
  Amortization of incremental goodwill upon
    issuance of additional contingent shares   (21,000)   (17,000)     (21,000)    (17,000)
                                             ---------- ---------  -----------   ---------
                                              4,615,636  2,750,637    4,615,636   2,750,637
Extraordinary gain, net of income taxes....           -    356,720            -     356,720
                                             ----------  --------- ------------  ----------
                                             $4,615,636 $3,107,357   $4,615,636  $3,107,357
                                             ---------- ---------- ------------  ----------
                                             ---------- ---------- ------------  ----------

          Primary earnings per share for the year ended December 31, 1993 was based upon the weighted average number of common and common equivalent shares outstanding during such year and income available to common stockholders. Common equivalent shares for that year resulted from dilutive stock options and warrants. Primary weighted average common and common equivalent shares for the year ended December 31, 1993 was 3,950,085. Income available to common stockholders excludes dividends declared on the Company's preferred stock. No such dividends were declared in 1995 or 1994.

          Fully diluted earnings per share for 1993 are similarly computed but include the dilutive effect of the Company's convertible Series A preferred stock. Fully dilutive weighted average common and common equivalent shares were 4,739,270 for the year ended December 31, 1993. The Series A preferred stock converted into Shares in November 1994.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 6 - Allowance for Doubtful Accounts:

          The following table reflects the activity of the allowance for doubtful accounts for the years ended December 31, 1995, 1994 and 1993:
                                           Charged to
                               Balance     Costs and
                              Beginning     Expense                  Balance
                               of Year     Accounts    Deductions  End of Year
                              ---------    ---------   ----------  ----------

Year ended December 31, 1995    $360,000   $  95,000   $ (59,000)   $396,000
Year ended December 31, 1994    $102,000   $ 368,000   $(110,000)   $360,000
Year ended December 31, 1993    $ 77,000   $  50,000   $ (25,000)   $102,000

Note 7 - Accrued Liabilities:

          Current accrued liabilities as of December 31, 1995 and 1994, consisted of the following:


                                    1995         1994
                                 ----------  -----------

Accrued landfill closure costs   $1,769,823   $  221,174
Accrued local landfill taxes .      819,866      904,143
Unearned revenue .............    1,507,019      766,423
Other accrued liabilities ....    1,945,969    1,447,108
                                 ----------   ----------
                                 $6,042,677   $3,338,848
                                 ----------   ----------
                                 ----------   ----------

          Unearned revenue primarily represents quarterly or monthly billings in advance of service.

Note 8 - Debt:

          The $2,117,500 of notes payable as of December 31, 1995, consist of non-interest bearing promissory notes of $1,537,000 (paid on January 1, 1996) to the sellers of three of the 1995 acquired businesses and a $580,500 note due in March 1996 which was assumed in one of the 1995 business acquisitions. This note has an interest rate of 9.75%.

          Long-term debt, including capital lease obligations which are not material, at December 31, 1995 and 1994 consisted of the following:

                                                     1995           1994
                                                  -----------   -----------
Credit Facility ................................  $16,400,000   $      --
Notes payable to LaSalle National Bank ("LNB")..         --       8,843,750
Notes payable to banks and finance companies....    2,124,370     9,107,310
Notes payable to individuals and companies .....    4,779,362     7,396,986
                                                  -----------   -----------
                                                   23,303,732    25,348,046
          Less current maturities ..............    2,528,741       856,731
                                                  -----------   -----------
                                                  $20,774,991   $24,491,315
                                                  -----------   -----------
                                                  -----------   -----------

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 8 - Debt: (Continued)

          Of the various notes payable to LNB as of December 31, 1994, the proceeds from one such loan were used to retire $3.5 million of notes and accrued interest due to certain individuals at a discount. This early retirement of debt resulted in an extraordinary gain, net of related expenses and income taxes of $356,720. Related to this transaction, the Company also issued warrants to purchase 33,333 shares of common stock currently at a price of $5.40 per share to the note holders. The warrants expire in 1997.

          On March 28, 1995, the Company entered into the Credit Facility with LNB which expires in March 1998. Borrowing under the Credit Facility refinanced certain existing indebtedness and provided additional funds for the operation of the Company. The Credit Facility has been subsequently syndicated to include the Bank of America and the First National Bank of Boston. Borrowings under the Credit Facility bore a weighted average interest rate of 9.18% during 1995 with a weighted average interest rate of 9.05% on outstanding loans as of December 31, 1995.

          The Company deferred approximately $909,000 of costs incurred in obtaining the Credit Facility. Such costs are being amortized over the term of the Facility. Such accumulated amortization was $258,000 as of December 31, 1995.

          In the first quarter of 1996, the Company and the lenders amended the Credit Facility (the "Amended Credit Facility") effective as of January 1, 1996 with covenants effective as of December 31, 1995. The Amended Credit Facility expires in January 1999 and is secured by all corporate assets and a pledge of the stock of all subsidiaries. As amended, each borrowing under the Amended Credit Facility bears interest based on the Company's leverage ratio, as defined, of funded debt to earnings before interest, taxes, depreciation and amortization. If the leverage ratio is 2.0 to 1 or less, then the interest rate is, at the Company's option, prime or LIBOR plus 1.5% and the fee on outstanding letters of credit is .75%. If the leverage ratio falls between 2.01 to 2.5 compared to 1, then the interest rate is prime plus 0.5% or LIBOR plus 1.75% and the fee on outstanding letters of credit is 1.0%. If the leverage ratio falls between 2.51 and 3.0 compared to 1, then the interest rate is prime plus 1.0% or LIBOR plus 2.0% and the fee on outstanding letters of credit is 1.5%. If the leverage ratio is greater than 3.0 to 1, then the interest rate is prime plus 1% or LIBOR plus 2.5% and the fee on outstanding letters of credit is 2.0%. The Amended Credit Facility includes provisions for letters of credit up to $10.0 million. The Company will also pay a 0.5% fee on the average unused portion of the Amended Credit Facility. As of December 31, 1995, $23.6 million of unused credit under this facility remained available.

          Notes payable to banks and finance companies have principal amounts payable monthly through May 1999, bear interest at rates from 4.8% to 26.6% and are secured by certain land and buildings, vehicles, equipment and accounts receivable.

          Notes payable to individuals and companies have principal amounts payable monthly, quarterly, semi-annually and annually through February 2002, bear interest at rates from 0% to 9.75% and are secured by certain land, vehicles and equipment.

          Under the terms of the Amended Credit Facility, the Company is required to meet certain covenants regarding, among other things, financial position and results of operations. Based on the Company's December 31, 1995 financial position and results of operations, the Company was in compliance with such covenants. The terms of the Amended Credit Facility impose restrictions that affect, among other things, the Company's ability to (i) incur additional indebtedness,
          (ii) create liens on assets, (iii) sell assets, (iv) engage in mergers, acquisitions or consolidations, (v) make investments, (vi) pay dividends or make distributions and (vii) engage in certain transactions with affiliates and subsidiaries.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 8 - Debt: (Continued)

          The Amended Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of the Company. Management is not aware of, nor does it anticipate, any facts, events or occurrences which could reasonably be expected to have a material adverse effect on the operations of the Company that would cause the lenders to demand repayment of the amounts borrowed under the Amended Credit Facility prior to its termination.

          Principal payments on long-term debt, based on scheduled maturities after the amendment described above, are due as follows during the years ending December 31:

                                 1996        $ 2,528,741
                                 1997          2,362,055
                                 1998          1,134,542
                                 1999         16,832,576
                                 2000            231,005
                                 After 2001      214,813
                                             -----------
                                             $23,303,732
                                             -----------
                                             -----------

Note 9 - Common Stock:

          In June 1993, Former Continental issued 12,988 Shares with an aggregate value of $6,236 in settlement of outstanding liabilities and sold 17,593 Shares to current stockholders for $64,000.

          On October 12, 1993, as a result of the Finet Acquisition, the Company issued 4,398,310 Shares in replacement of previously outstanding Finet common shares, including the 3,953,865 Shares issued to Former Continental stockholders in the Finet Acquisition. Subsequent to the Finet Acquisition in 1993, an additional 43,217 Shares with an aggregate value of $173,810 were issued as settlement of outstanding liabilities. Pursuant to the 5 for 3 stock split, on December 28, 1995 the Company's authorized Shares were increased to 40,000,000 from 10,000,000 (unadjusted).

          In November 1994, the Company and certain stockholders completed a public offering of 2,556,027 Shares (2,333,333 Shares were sold by the Company and 222,694 Shares were sold by certain stockholders of the Company). The Company received approximately $11.6 million of net proceeds from the sale of which approximately $3.1 million was used to redeem all of the outstanding Series B preferred shares and pay related accrued interest and dividends. The remaining $8.5 million became available for general corporate purposes.

          Concurrent with the public offering, in order to eliminate the accrual of any further dividends on the Series A preferred stock, the Series A preferred stockholders agreed to and have converted the 425,200 Series A preferred shares into 708,667 Shares. The Company, in consideration of the conversion, issued warrants to purchase 71,093 Shares at an exercise price of $5.70 to the holders of the Series A preferred shares. The warrants expire in 1999.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 9 - Common Stock: (Continued)

          Had this public offering, the redemption of the Series B preferred shares and payment of related accrued interest and dividends and the conversion of the Series A preferred stock and related issuance of warrants occurred on January 1, 1994, earnings per share after the extraordinary gain in 1994 would have been $0.38. Only the portion of the public offering (605,373 Shares) which was necessary to fund the redemption and related payment was considered for purposes of this pro forma earnings per share disclosure.

          During 1995 and 1994, the Company issued 179,448 Shares and 1,308,203 Shares, respectively, in private placements or in settlement of certain compensation, debt or service fee obligations. The aggregate value of such issuances was $925,301 in 1995 and $4,919,946 in 1994. In 1995, the Company issued 164,846 Shares as consideration paid in two business acquisitions and an investment purchase with an aggregate value of $1,099,770. In 1994, the Company also issued 72,458 Shares as consideration paid in two business acquisitions with an aggregate value of $314,550.

          See Note 3 for a description of the Victory Waste acquisition and the resulting 1,314,279 Shares issued at an aggregate value of $6,696,999 over 1995 and 1994.

          In October 1995, the Company and certain of its stockholders completed a public offering of 3,780,680 Shares (3,292,760 Shares were sold by the Company and 487,920 Shares were sold by certain stockholders of the Company). The Company received approximately $30.1 million of net proceeds from the sale. The proceeds were used to reduce the outstanding indebtedness under the Credit Facility which provided the Company with renewed borrowing capacity under the Credit Facility for future acquisitions, capital expenditures and general corporate purposes. Had this public offering and reduction in outstanding indebtedness occurred on January 1, 1995, earnings per share would have been $0.38.

Note 10 - Preferred Stock:

          On October 27, 1993, as a result of the Finet Acquisition, the Company authorized 644,200 new shares of preferred stock of which 425,200 of such shares were designated as Series A preferred stock with a par value of $5.64 per share, 119,000 of such shares were designated as Series B preferred stock with a par value of $20.00 per share, and 100,000 of such shares were designated as additional preferred stock with a par value of $.001 per share. The 425,200 shares of Series A preferred stock and 118,950 shares of Series B preferred stock were issued in replacement of the then outstanding shares of Former Continental Series A and Series B preferred stock, respectively. By agreement of the holders of the preferred stock, dividends on such stock had been suspended since April 1, 1993. None of the 100,000 shares of additional preferred stock has been issued as of December 31, 1995.

          In November 1994, all of the Series A preferred stock was converted into Shares and all of the Series B preferred stock, including related accrued interest and dividends, were retired with a portion of the proceeds from the public offering described in Note 9.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 11 - Stock Options and Warrants:

          Incentive Stock Options:
          Prior to June 1995, the Board of Directors adopted a policy of issuing annual stock options to selected employees. The issuance and amount of such stock option grants were reviewed annually by the Board of Directors and such grants were solely in its discretion. Options were granted at an exercise price equal to the then prevailing market value as determined by the Board of Directors. Granted options vest in equal percentages over a three year period commencing on the date of the grant and expire five years from such date. No future options will be granted under this arrangement.

          In June 1995, the Company adopted a 1995 Employee Stock Option Plan (the "1995 Plan") for all officers and employees. The 1995 Plan provides for the granting of options to purchase not more than an aggregate of 166,667 Shares. The 1995 Plan is administered by the Stock Option Committee appointed by the Board of Directors. Upon granting options under the 1995 Plan, the Stock Option Committee, at its discretion, determines the type of option (incentive or non-qualified), the exercise price (not less than 100% of the fair market value for incentive stock options), the vesting period and manner, and the expiration (not to exceed five years from the date of grant) of such option. As of December 31, 1995, no options have been granted under the 1995 Plan.

          Director Stock Options:
          Prior to December 31, 1995, the Board of Directors adopted a policy of issuing stock options to certain directors. Granted options vest immediately and expire from 5 to 10 years from date of grant. The options were granted at an exercise price equal to the then prevailing market value as determined by the Board of Directors except for certain issuances in May 1994 which were granted at less than market value and resulted in a $57,150 charge.

          In December 1995, the Company adopted a 1995 Stock Option Plan for Outside Directors (the "Director Plan"). The Director Plan provides for the granting of options to purchase not more than an aggregate of 166,667 Shares. Upon election to the Company's Board of Directors, each new outside director will receive an option to purchase 8,334 Shares. Upon adoption of the Director Plan, all three outside directors received an option to purchase an additional 8,334 Shares. Three days following the date of each Annual Meeting of the Stockholders of the Company, each outside director will receive an option to purchase an additional 8,334 Shares. Options are granted at an exercise price equal to the then prevailing market value. All options vest after one year from the date of grant and expire on the earlier of 10 years from such date or 1 year from the date the director ceases to be an outside director of the Company. As of December 31, 1995, there were 141,665 Shares available under this plan.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 11 - Stock Options and Warrants: (Continued)

          The following table summarizes certain information regarding stock options during the years ended December 31, 1995, 1994 and 1993:

                                   Employee Plans             Director Plans
                             --------------------------  -----------------------

                               Shares   Price Range      Shares     Price Range
                               Under        Per          Under         Per
                               Option      Share         Option       Share
                             --------- ---------------- --------  -------------

Balance, December 31, 1992   31,367            $ 1.12    2,230           $ 3.38
    Granted                  98,086            $ 1.34  319,752  $ 2.36 - $ 3.38
    Cancelled               (2,969)   $ 1.12 - $ 1.34        -
                            -------   ---------------  -------  ---------------

Balance, December 31, 1993  126,484   $ 1.12 - $ 1.34  321,982  $ 2.36 - $ 3.38
    Granted                  77,340   $ 4.50 - $ 5.40   25,000           $ 6.15
    Cancelled               (6,756)   $ 1.34 - $ 4.50        -
                            -------   --------------   -------  ---------------

Balance, December 31, 1994  197,068   $ 1.12 - $ 5.40  346,982  $ 2.36 - $ 6.15
    Granted                  25,000            $ 5.70   25,000           $11.14
    Exercised              (14,842)   $ 1.12 - $ 1.34        -
    Cancelled               (1,237)   $ 1.34 - $ 4.50        -
                           --------   --------------   -------  ---------------
Balance, December 31, 1995  205,989   $ 1.12 - $ 5.70  371,982  $ 2.36 - $11.14
                           --------   --------------   -------  ---------------
                           --------   --------------   -------  ---------------
Vested options:
December 31, 1993            54,812                    321,982
                           --------                    -------
                           --------                    -------
December 31, 1994           106,760                    346,982
                           --------                    -------
                           --------                    -------
December 31, 1995           155,453                    371,982
                           --------                    -------
                           --------                    -------

          Warrants:
          In connection with the Finet initial public offering, Finet sold detachable redeemable warrants to purchase up to 333,333 Shares. A majority of those warrants were exercised in the fourth quarter of 1994 or the first quarter of 1995. Remaining warrants have expired.

          Also in connection with the Finet initial public offering, Finet sold to its underwriter, for $20.00, warrants to purchase from Finet an aggregate of 33,333 Shares. These warrants are exercisable at a price of $3.60 per share for a four-year period which commenced in October 1992. During 1995, 26,667 warrants have been exercised into 26,667 Shares. As of December 31, 1995, 6,666 warrants remain outstanding.

          In January 1994, the Company issued warrants to purchase 33,333 Shares at an exercise price of $5.40 per share. See Note 8 for further description. No such warrants have been exercised or cancelled.

          In November 1994, the Company issued warrants to purchase 71,093 Shares at an exercise price of $5.70 per share. See Note 9 for further description. No such warrants have been exercised or cancelled.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 11 - Stock Options and Warrants: (Continued)

          In November 1994, the Company issued warrants to its primary underwriter in connection with the public offering described in Note
          9. The warrants allow for the purchase of 83,334 Shares at an exercise price of $7.98 per share and expire in 1999. No such warrants have been exercised or cancelled.

          During 1994, the Company issued warrants to certain officers as consideration for compensatory services, as settlement of outstanding debt and as payment for certain equipment purchases. The warrants issued in 1994 allow for the purchase of an aggregate of 92,593 Shares at an exercise price of $2.36 per share and expire in 1999.
          Compensation expense of $30,819 and $12,850 was recorded as these warrants vested in 1995 and 1994, respectively. No such warrants have been exercised or cancelled.

Note 12 - Landfill Development Project:

          In March 1994, the Company purchased from WPP Services, Inc. a landfill development project located in Gila Bend, Arizona. This development project currently involves, among other things, various geological studies on the site and work on permitting portions of the site. In connection with this project, the Company has obtained: (i) an option to purchase approximately 1,200 acres of land to construct a solid waste landfill; (ii) an annexation agreement for the option land with the City of Gila Bend; and (iii) a Host Community Agreement with the City of Gila Bend. Upon final permitting of the landfill project, the Company has a put option to sell the project to USA Waste Services, Inc. ("USA") for the sum of $5.0 million plus reimbursement for land purchase costs.


Note 13 - Income Taxes:

          The Company, except for its two-thirds owned subsidiary, Prichard Landfill Corporation ("Prichard"), reports taxes on a consolidated basis for federal tax purposes and by legal entity for state income tax purposes. Income taxes are provided at statutory rates based on income reported for financial statement purposes. A summary of income tax expense is shown below:

                                 1995          1994           1993
                               ----------    ----------    ---------
Taxes currently payable:
       Federal                 $2,752,818    $1,137,696     $125,884
       State                      781,123       261,405       42,400
Prepaid and deferred taxes      (236,825)       845,404      552,786
                               ----------    ----------    ---------
                               $3,297,116    $2,244,505     $721,070
                               ----------    -----------   ---------
                               ----------    -----------   ---------

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 13 - Income Taxes: (Continued)

          The table below reconciles the differences between the statutory federal income tax rate and the Company's effective income tax rate:

                                         1995          1994          1993
                                     ----------     ----------    ----------
Statutory federal income tax......   $2,697,476     $1,743,663      $559,861
State income taxes, net of the
  federal income tax benefit......      515,541        317,354        76,865
Nondeductible amortization........      146,741         90,331        73,619
Change in valuation allowance.....       39,807       (25,020)        47,165
Others, net.......................    (102,449)        118,177      (36,440)
                                     ----------     ----------    ----------
Reported provision for income taxes  $3,297,116     $2,244,505      $721,070
                                     ----------     ----------    ----------
                                     ----------     ----------    ----------

          Deferred tax benefits and obligations result from the differences in the timing of the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows:

                                  December 31, 1995         December 31, 1994
                              -------------------------   ---------------------
                                Benefits  Obligations     Benefits Obligations
                              ----------  ------------   --------- ----------
Property basis differences....$       --  $(9,547,449)   $    --   $(10,736,103)
Reserves for landfill site.... 1,928,361            --   1,976,134           --
  closure costs
Office closing charge accrual.   409,365            --          --           --
Credit carryforwards..........    92,930            --     175,543           --
Nondeductible bonus accruals..    68,163            --   1,117,865           --
Other nondeductible accruals..   372,716            --     524,509           --
Other, net....................        --     (107,264)      14,539           --
                              ----------  ------------  ---------- ------------
    Total.....................$2,871,535  $(9,654,713)  $3,808,590 $(10,736,103)
                              ----------  ------------  ---------- -------------
                              ----------  ------------  ---------- -------------

          In the consolidated balance sheets, these deferred benefits and deferred obligations are classified as deferred income tax assets or deferred income tax liabilities based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference. Credit carryforwards primarily consist of net operating losses subject to various limitations under the current tax laws. Credit carryforwards as of December 31, 1995 expire, if unused, in 2008.

          Valuation allowances of $139,094 and $99,287 as of December 31, 1995 and 1994, respectively, have been recorded to offset credit carryforwards and the entire net deferred tax assets related to Prichard. As of December 31, 1995, no other valuation allowances are deemed necessary as management expects to be able to benefit from all other recognizable future tax deductions.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993
Note 14 - Commitments and Contingencies:
          The Company is subject to extensive and evolving environmental and land use laws and regulations which have become increasingly stringent in recent years as a result of greater public interest in protecting the environment. These laws and regulations affect the Company's business in many ways and will continue to impose substantial costs on the Company. Such laws and regulations dictate extensive permitting, landfill design, operation and closure requirements, impose civil or criminal penalties on the Company for violations thereof, impose liability on the Company for environmental damage caused by the Company and in certain circumstances, limit the type, quantity and source of the waste streams that the Company manages. Additionally, any reduction in enforcement or relaxation of environmental regulations could have a material adverse effect on the Company's business and financial condition.

          The Company is sometimes required to post bid and/or performance bonds in connection with contracts or projects with government entities and, to a lesser extent, private sector customers. In addition to bid and performance bond requirements, existing legislation in various jurisdictions requires or will require the posting of substantial bonds or the provision of other financial assurances covering the closure, post-closure monitoring and corrective activities of certain waste disposal facilities. In this respect, the Company has various performance bonds and letters of credit outstanding as of December 31, 1995, aggregating to $6.0 million. These instruments are not reflected in the accompanying consolidated financial statements.

          The Company also maintains five separate escrow funds to accumulate money necessary to pay for estimated future closure and post-closure costs. These funds are reflected as long-term assets on the accompanying consolidated balance sheets. In some cases, a regulatory agency controls the escrow account and will release withdrawals to the Company upon written evidence of permitted closure or post-closure or of expenditures paid in such an effort. In the fourth quarter of 1995, the Company recorded $460,000 of revenue at its Forest Lawn Landfill in Three Oaks, Michigan upon receiving clarification of certain state regulations. The State of Michigan will return to the Company half of the dump taxes collected upon the Company fulfilling all closure and post-closure requirements. These costs were previously subtracted from revenue.

          A local citizens' group has filed objections to issuance of a renewal permit for the Company's United Refuse landfill near Fort Wayne, Indiana. The Company believes the objections are without merit and intends to vigorously defend the permit. However is the Company is not successful in such defense, it could result in revocation or adverse modification of the permit, and this could have a material adverse effect on the Company's business and financial condition.

          The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of the
          Company's management and legal counsel, the outcome of such proceedings and litigation will not materially affect the Company's financial position or results of operations.

          The Company does not carry, and does not expect to carry for the foreseeable future, significant insurance coverage for environmental liability because the Company believes that the cost for such insurance is not economical. Accordingly, if the Company were to incur liability for environmental damage, its financial condition could be materially adversely affected.

          Rental  expense  amounted to $692,794,  $503,005 and $168,325 in 1995,
          1994, and 1993, respectively. Future minimum payments under noncancellable leases are less than $250,000 annually. The Company's Union City, Tennessee collection and hauling business property was purchased for $450,000 in April 1995 from Obion Realty, Inc. ("Obion"). The Company leased this property on a month-to-month basis, at the rate of $3,100 per month prior to purchasing it. Obion is owned primarily by certain officers of the Company.

          The Company purchases material from Mid-America Lining Co. which is partially owned by certain officers of the Company. Such purchases aggregated $1,755,091 in 1995 and $391,278 in 1994.
                                      F-23

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 15 - Supplemental Cash Flows and Non-Cash Transactions Disclosure:


                                             1995          1994         1993
                                           ----------  ------------  -----------
Cash paid during year for:
  Interest, net of interest capitalized... $2,440,379  $  1,969,891  $1,308,792

  Income taxes............................  1,218,011       441,105      46,206
                                           ----------  ------------ -----------
                                           ----------  ------------ -----------
Business acquisitions and investment
    (excluding Finet):
  Shares issued........................... $1,099,770  $  6,476,049   $       -
  Issuable common stock and options.......          -     3,070,008           -
  Notes and other payables issued to
   sellers ...............................  3,796,240     1,222,500     290,091
  Receivables forgiven....................          -       100,000           -
  Cash paid...............................  6,664,520       475,000      81,846
                                           ----------  ------------ -----------
    Total consideration paid.............. 11,560,530    11,343,557     371,937
    Assets received....................... 17,518,297    36,178,649   1,108,784
                                           ----------  ------------ -----------
    Liabilities assumed................... $5,957,767   $24,835,092  $  736,847
                                           ----------  ------------ -----------
                                           ----------  ------------ -----------
Conversion of Series A preferred stock
   into shares............................ $       -  $  2,398,128   $       -
                                           ---------  ------------  ----------
                                           ---------  ------------  ----------
Shares and warrants issued in settlement
  of certain obligations.................. $  925,301  $    314,885  $  180,000
                                           ---------  ------------  ----------
                                           ---------  ------------  ----------
Property received in settlement
  of accounts receivable.................. $       -   $         -   $  716,000
                                           ---------  ------------   ----------
                                           ---------  ------------   ----------
Finet Acquisition:
  Cash acquired........................... $       -   $         -   $  856,212
  Shares issued in replacement of
    preferred stock.......................         -             -      243,992
  Shares issued in settlement of
    amounts due to certain stockholders...         -             -      750,000
                                           ---------  ------------   ----------
                                           ---------  ------------   ----------

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 16 - Fair Market Value of Financial Instruments:

          Unless otherwise indicated below, the fair value of the Company's financial instruments approximates their carrying value. No quoted market values are available unless otherwise indicated.



                                             Estimated
                Description              Fair Market Value      Carrying Value
--------------------------------------- ------------------    -----------------

Investment in unaffiliated company.....    $      597,750        $      561,382
Cash held in escrow....................         3,749,038             3,749,038
Land purchase option - Francis Property         1,000,000             1,000,000
Option to acquire remaining 15% of
  South Carolina subsidiary............                --                    --
Notes payable..........................       (2,117,500)           (2,117,500)
Long-term debt, with current maturities      (23,303,732)          (23,303,732)


          The estimated fair market value of (i) the investment in unaffiliated company is based on that company's quoted market price per share, (ii) the cash held in interest-bearing escrow accounts is based on current rates of interest available to the Company for similar cash investments on similar terms, (iii) the land purchase option is based on management's estimate of the current value of similar land in similar geographical areas and (iv) debt is based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

          The option to acquire the remaining 15% of the South Carolina subsidiary was granted to the Company in conjunction with the original formation of such subsidiary. As the option price approximates the value of the remaining 15% interest (estimated by management), no market value is assigned to the option.