Form 10-Q
period 1996-03-31
CONTINENTAL WASTE INDUSTRIES INC
filed 1996-05-15
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                      OR

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes   X       No

14,225,433 shares of Common Stock, $0.0006 par value, were outstanding as of May 10, 1996.

                      CONTINENTAL WASTE INDUSTRIES, INC.
                               AND SUBSIDIARIES


                                     INDEX




PART I.  FINANCIAL INFORMATION
                                                                          Page
Item 1  Financial Statements (Unaudited):


      Condensed Consolidated Balance Sheets for
        March 31, 1996 and December 31, 1995.................................3


      Condensed Consolidated Statements of Income for
        Three Months Ended March 31, 1996 and 1995...........................4


      Condensed Consolidated Statements of Cash Flows for
        Three Months Ended March 31, 1996 and 1995...........................5


      Notes to Condensed Consolidated Financial Statements...................6


Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................10




PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K....................................13



SIGNATURE...................................................................15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                                     March 31,    December 31,
                                                        1996          1995
                                                   ------------   ------------

                                    ASSETS
Current assets
  Cash and cash equivalents.......................   $  1,924,060  $  3,483,154
  Accounts and notes receivable - net.............      8,860,895     8,169,121
  Other current assets............................      7,580,987     7,256,175
                                                     ------------  ------------

Total current assets..............................     18,365,942    18,908,450
Landfill, property and equipment - net                 85,292,014    78,660,737
Excess cost over the fair value of net assets
 acquired - net...................................     15,432,745    16,681,935
Other assets......................................     14,841,772    12,037,669
                                                     ------------  ------------

Total assets......................................   $133,932,473  $126,288,791
                                                     ------------  ------------
                                                     ------------  ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current maturities of long-term
    debt...........................................  $ 2,580,620   $  4,646,241
  Accounts payable................................     2,933,532      2,543,768
  Other accrued liabilities.......................     7,924,100      9,581,078
                                                    ------------   ------------

Total current liabilities.........................     13,438,252    16,771,087
Long-term debt, less current maturities...........     27,488,338    20,774,991
Accrued landfill closure costs, less current portion    6,970,062     6,748,474
Other long-term liabilities.......................     10,623,374     9,949,265
Stockholders' equity:
  Common stock, $.0006, authorized 40,000,000 shares,
   14,286,572 and 14,089,742 shares issued in 1996
   and 1995, respectively ........................          8,572         8,454
  Additional paid-in capital......................     65,113,231    63,063,241
  Retained earnings...............................     10,762,743     9,445,378
  Treasury stock (79,375 common shares at cost)...      (472,099)     (472,099)
                                                     ------------  ------------

Total stockholders' equity........................     75,412,447    72,044,974
                                                     ------------  ------------

Total liabilities and stockholders' equity........   $133,932,473  $126,288,791
                                                     ------------  ------------
                                                     ------------  ------------


The  accompanying notes to condensed  consolidated  financial  statements are an integral part of these balance sheets.

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------

                                                        1996           1995
                                                   --------------   ------------

Revenue...........................................    $13,934,479     $9,708,413
Costs and expenses:
  Operating expenses..............................      7,438,824      4,671,750
  General and administrative expenses.............      1,497,467      1,271,933
  Depreciation and amortization...................      2,288,292      1,360,190
                                                      -----------    -----------

Income from operations............................      2,709,896      2,404,540
                                                      -----------    -----------

Other income (expenses):
  Interest expense................................      (456,200)      (579,190)
  Other, net......................................        (7,262)      ( 29,290)
                                                      -----------    -----------

    Other income (expenses), net..................      (463,462)      (608,480)
                                                      -----------    -----------

Income before income taxes........................      2,246,434      1,796,060
Provision for income taxes........................      (929,069)      (772,810)
                                                      -----------    -----------

Net  income........................................    $1,317,365     $1,023,250
                                                      -----------    -----------
                                                      -----------    -----------
Earnings per share.................................         $0.09          $0.09
                                                      -----------    -----------
                                                      -----------    -----------

The accompanying notes to condensed  consolidated  financial  statements are an integral part of these statements.

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                        ----------------------

                                                            1996        1995
                                                        ------------  ----------

Cash flows from operating activities:
  Net income...........................................   $1,317,365  $1,023,250
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization......................    2,288,292   1,360,190
  Changes in operating assets and liabilities, net
    of effect of acquired businesses:
    Accounts and notes receivables, net................    (632,357)   (111,579)
    Other current assets...............................    (668,239)   (265,801)
    Accounts payable...................................      334,742      24,896
    Other current liabilities..........................  (1,746,895) (1,297,555)
    Other long-term liabilities........................      916,907     355,383
    Other long-term assets.............................  (3,556,577)   (805,837)
                                                         -----------  ----------
  Net cash (used in) provided by operating activities..

                                                         (1,746,762)     282,947
                                                         -----------  ----------

Cash flows from investing activities:
    Proceeds from sale of Mexico operations............    2,574,089           -
    Capital expenditures...............................  (3,847,869) (3,922,874)
    Cash paid for businesses, net of cash acquired.....  (2,067,150)           -
    Cash paid for common and preferred stock of
       minority interest                                           -   (368,490)
                                                         -----------  ----------
  Net cash used in investing activities................
                                                         (3,340,930) (4,291,364)
                                                         -----------  ----------
Cash flows from financing activities:
    Net borrowings under revolving line of credit......    8,200,000  25,000,000
    Issuance of long-term debt.........................      264,700      14,039
    Payments on long-term debt.........................  (4,895,165)(21,775,179)
    Exercise of warrants for common stock..............            -     218,715
    Other..............................................     (40,937)           -
                                                          ----------  ----------
  Net cash provided by financing activities............

                                                           3,528,598   3,457,575
                                                         -----------  ----------


Net decrease in cash and cash equivalents..............  (1,559,094)   (550,842)
Cash and cash equivalents, beginning of year...........    3,483,154   4,677,237
                                                         -----------  ----------

Cash and cash equivalents, end of period...............   $1,924,060  $4,126,395
                                                         -----------  ----------
                                                         -----------  ----------




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Continental Waste Industries, Inc. ("the Company's") Form 10-KSB for the year ended December 31, 1995.

On December 28, 1995, the Company effected a 5 for 3 stock split of its common stock. All common share information has been restated for all periods to reflect the 5 for 3 stock split. The Company's $0.0006 par value common stock is hereinafter referred to as Shares. Certain amounts in previously issued financial statements have been reclassified to conform to 1996 classifications.

Note 2 - Business Combinations and Disposition
From January 1, 1995 to August 15,1995, the Company expanded its operations through the acquisition of six businesses engaged in waste management operations. The aggregate of these business acquisitions was significant to the Company. These entities included ASCO Sanitation, Inc., Larry's Disposal, Inc., Terre Haute Recycling, Inc., Gilliam Sanitation, Inc./Gilliam Transfer, Inc., Anderson Refuse Company, Inc./M.V. Dulworth, and a 72% interest in Procesa Continental S.A., de C.V. The aggregate purchase price of these businesses was $8.9 million, plus the assumption or refinancing of $2.1 million of debt and $0.6 million of future contingent payments. The purchase prices were paid by issuing 164,846 Shares with a market value of $1.1 million at the time of issuance, paying $5.8 million of cash obtained from the Company's $45 million credit facility (the "Credit Facility") with LaSalle National Bank ("LNB") and issuing $2.0 million of notes payable to the sellers.

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

In March 1996, the Company purchased two construction and demolition landfills in central Florida for approximately $2.1 million in Shares and $2.1 million in cash.

In March 1996, the Company sold its 72% interest in Procesa Continental S.A., de C.V., which encompassed all of the Company's Mexico City operations, for approximately $2.6 million in cash resulting in a pre-tax gain of approximately $500,000 which was recorded in the first quarter of 1996.

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 2 - Business Combinations and Disposition (Continued)

On March 29, 1996, the Company decided to suspend operations at its Prichard, West Virginia landfill. The Company is evaluating whether to re-open or to dispose of the facility. The Company recorded a pre-tax charge of approximately $500,000 for this suspension of operations. This charge consisted primarily of $350,000 of costs related to closure and post-closure of the facility and other related closing costs and $150,000 of identified severance and miscellaneous costs.


Note 3 - Earnings Per Share

Earnings per share for the three months ended March 31, 1996 and 1995 was based on the following:




                                                         Three Months Ended
                                                        ------------------

                                                         3/31/96    3/31/95
                                                        --------   --------

Weighted average common and common equivalent shares:
  Shares outstanding................................... 14,017,000 10,326,000
  Dilutive stock options and warrants..................    560,000    779,000
  Contingent shares and options related
    to the Victory acquisition.........................          -    245,000
                                                        ---------- ----------


                                                        14,577,000 11,350,000
                                                        ---------- ----------
                                                        ---------- ----------


Income available to common stockholders:
  Net income........................................... $1,317,365 $1,023,250
  Amortization of incremental goodwill
    upon issuance of additional contingent shares......          -   (9,321)

                                                        ---------- ----------
                                                        $1,317,365 $1,013,929
                                                        ---------- ----------
                                                        ---------- ----------

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 4 - Supplemental Cash Flows Disclosure



                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------

                                                           1996         1995
                                                       ----------   -----------

Cash paid during the period for:
  Interest, net of interest capitalized............... $  496,345   $   541,410
                                                       ----------   -----------
                                                       ----------   -----------
  Income taxes........................................ $  887,584   $ 1,225,511
                                                       ----------   -----------
                                                       ----------   -----------
Business acquisitions:
  Shares issued....................................... $2,091,039   $        -
  Cash paid...........................................  2,067,150            -
                                                       ----------   -----------
    Total consideration paid..........................  4,158,189            -
    Assets received...................................  5,476,438            -
                                                       ----------   -----------
    Liabilities assumed............................... $1,318,249   $        -
                                                       ----------   -----------
                                                       ----------   -----------


Note 5 - Other Information

Selected balance sheet account disclosures follow:
                                                        March 31,   December 31,
                                                           1996         1995
                                                       -----------  ------------
Allowance for doubtful accounts....................... $   419,000  $   396,000
                                                       -----------   -----------
                                                       -----------   -----------
Accumulated depreciation and amortization of
  property and equipment.............................. $16,064,137  $14,215,696
                                                       -----------  ------------
                                                       -----------  ------------
Accumulated amortization of excess cost over
  the fair value of net assets acquired............... $ 1,506,051  $ 1,395,054
                                                       -----------  ------------
                                                       -----------  ------------

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 6 - Debt

In the first quarter of 1996, the Company and its lenders amended the Credit Facility effective as of January 1, 1996 with covenants effective as of December 31, 1995. The Credit Facility now expires in January 1999 and is secured by all corporate assets and a pledge of the stock of all subsidiaries. As amended, each borrowing under the Credit Facility bears interest based on the Company's leverage ratio, as defined, of funded debt to earnings before interest, taxes, depreciation and amortization. If the leverage ratio is 2.0 to 1 or less, then the interest rate is, at the Company's option, prime or LIBOR plus 1.5% and the fee on outstanding letters of credit is .75%. If the leverage ratio falls between 2.01 to 2.5 compared to 1, then the interest rate is prime plus 0.5% or LIBOR plus 1.75% and the fee on outstanding letters of credit is 1.0%. If the leverage ratio falls between 2.51 and 3.0 compared to 1, then the interest rate is prime plus 1.0% or LIBOR plus 2.0% and the fee on outstanding letters of credit is 1.5%. If the leverage ratio is greater than 3.0 to 1, then the interest rate is prime plus 1% or LIBOR plus 2.5% and the fee on outstanding letters of credit is 2.0%. The Credit Facility includes provisions for letters of credit up to $10.0 million. The Company will also pay a 0.5% fee on the average unused portion of the Credit Facility. As of March 31, 1996, $15.4 million of unused credit under this facility remained available. Borrowings under the Credit Facility bore a weighted average interest rate of 7.03% on outstanding loans as of March 31, 1996.

Note 7 - Excess Cost Over the Fair Value of Net Assets Acquired

Prior to 1996, the excess cost over the fair value of assets acquired ("goodwill") was amortized on a straight-line basis over twenty-five to thirty years. In the first quarter of 1996, the Company changed the amortization period for goodwill generated from all non-landfill acquisitions to 40 years consistent with industry trend and due to the life of operating conditions at such businesses not being dependent on the capacity of available landfill airspace. The effect of the change in the first quarter of 1996 was to decrease amortization expense by approximately $34,000.

Note 8 - Subsequent Events

In April 1996, the Company entered into a $10.0 million facility with Bank of America which will provide funds for capital expenditures. The capital equipment financed must be delivered to and accepted by the Company no later than December 31, 1997. Such borrowings will bear interest at the prevalent market rates. As of May 3, 1996, the effective interest rate would be a range between 8.31% and 8.49%.

In April 1996, the Company entered into a contract to purchase Statewide Environmental Contractors, Inc. (a central New Jersey waste collection and transfer/recycling operation) with approximate annual revenues of $13.0 million. The acquisition is expected to close by June 3, 1996.

Additionally, the Company has entered into definitive agreements to acquire several waste hauling, transfer and recycling operations in New Jersey, and a Class III construction and demolition site in North Central Florida combined with approximate annual revenues of $18.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Background:
Continental Waste Industries, Inc. (the "Company") provides integrated solid waste management services to residential, commercial and industrial customers concentrated primarily in the eastern half of the United States. The Company conducts its operations through 10 landfills, 8 waste collection operations, 13 transfer stations and 3 recycling facilities located in 10 states and in Costa Rica. Since its founding in 1988, the Company has experienced significant growth in revenues and operating income due primarily to the acquisition of 29 solid waste service businesses.

The Company's strategy is focused on an integrated operational model over a geographically diverse base of operations. In general, the Company seeks to own or control both waste collection and disposal operations in each of the local markets in which it competes. This integration strategy is intended to improve cost competitiveness and mitigate operating risk by reducing the dependence of the Company's landfills on waste streams from unaffiliated haulers, and by reducing the exposure of the Company's collection operations to disposal cost fluctuations at facilities owned by third parties.


Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Revenue:
Revenue increased by $4.2 million, or 43.5%, from $9.7 million to $13.9 million. The increase in revenue was primarily due to several 1995 acquisitions: two hauling and collection companies in the second quarter and two hauling companies and a recycling facility in the third quarter of 1995, and a landfill in the fourth quarter of 1995 as well as same store growth in waste collection.

Operating  Expenses:
Operating expenses increased by $2.7 million from $4.7 million to $7.4 million and increased as a percentage of revenue from 48.1% to 53.4%, respectively. The percentage increase was primarily due to acquired hauling and collection companies and a recycling facility which have significantly higher operating costs compared with landfill operations. The same store waste collection operations also experienced increased operating expenses as a percentage of revenue due primarily to the severe weather conditions experienced in the eastern half of the United States. The dollar increase was primarily due to the above mentioned acquisitions.

General and Administrative Expenses:
General and administrative expenses increased by $226,000 from $1.3 million to $1.5 million and decreased as a percentage of revenues from 13.1% to 10.8%. The percentage decrease was primarily attributable to synergies obtained with the 1995 acquired companies. The dollar increase was primarily due to the above mentioned acquisitions.

Depreciation and Amortization Expenses:
Depreciation and amortization expenses increased by $928,000, from $1.4 million to $2.3 million. The increase was do to the above mentioned acquisitions and increased capital expenditures.

Interest  Expense:
Interest expense was $579,000 for the first quarter of 1995 compared to $456,000 for the same period in 1996. The decrease in interest expense is primarily due to the paydown of the Company's Credit Facility during the fourth quarter of 1995 with the $30.1 million of net proceeds received from a public offering of Shares. The Company also experienced lower interest rates in the first quarter of 1996 versus 1995 since entering the Credit Facility.

Provision for Income Taxes:
The provision for income taxes increased by $156,000 from $773,000 to $929,000 as a result of a higher income level partially offset by a lower effective tax rate in 1996.

Net Income:
For the reasons discussed above, the Company's net income increased by $294,000 from $1.0 million to $1.3 million.

Liquidity and Capital Resources

The Company's cash applications consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and acquisitions. At March 31, 1996, the Company had working capital of $4.9 million, an increase of $2.8 million since December 31, 1995, and its cash and cash equivalents balance was $1.9 million. The growth in working capital is primarily attributable to the refinancing of short-term debt with the Credit Facility.

Cash Flow from Operating Activities:
During the three months ended March 31, 1996 and 1995, net cash (used in) provided by operating activities was ($1.7) million and $283,000, respectively. This decrease is primarily due to long-term assets and accounts receivable increasing more in the first quarter of 1996 versus 1995 and other current liabilities decreasing more in the first quarter of 1996 versus 1995. Long-term assets increased primarily due to a $1.4 million loan to a Costa Rican company, with an option to purchase the same company, owning a quarry. Additionally, the Company loaned $700,000 to a current employee who was the previous owner of one of the construction and demolition landfills purchased in central Florida in March, 1996. Partially offsetting these effects were higher earnings (excluding the effect of noncash charges) in the first three months of 1996 versus the same period in 1995.

Cash Flow from Investing Activities:
During the three months ended March 31, 1996 and 1995, the Company made capital expenditures of approximately $3.8 million and $3.9 million, respectively, for landfill expansions and equipment additions. The Company expects total expenditures for 1996 will be approximately $18.0 million to $20.0 million. In March 1996, the Company sold its 72% interest in Procesa Continental S.A., de C.V., which encompassed all of the Company's Mexico City operations, for approximately $2.6 million in cash.

In March 1996, the Company purchased two construction and demolition landfills in central Florida for approximately $2.1 million in Shares and $2.1 million in cash.

Cash Flow from Financing Activities:
Cash flows from financing activities were approximately $3.5 million for both the first three months of 1996 and 1995.

In the first quarter of 1996, the Company and the lenders amended the Credit Facility effective as of January 1, 1996 with covenants effective as of December 31, 1995. The Credit Facility now expires in January 1999 and is secured by all corporate assets and a pledge of the stock of all subsidiaries. As amended, each borrowing under the Credit Facility bears interest based on the Company's leverage ratio, as defined, of funded debt to earnings before interest, taxes, depreciation and amortization. If the leverage ratio is 2.0 to 1 or less, then the interest rate is, at the Company's option, prime or LIBOR plus 1.5% and the fee on outstanding letters of credit is .75%. If the leverage ratio falls between 2.01 to 2.5 compared to 1, then the interest rate is prime plus 0.5% or LIBOR plus 1.75% and the fee on outstanding letters of credit is 1.0%. If the leverage ratio falls between 2.51 and 3.0 compared to 1, then the interest rate is prime plus 1.0% or LIBOR plus 2.0% and the fee on outstanding letters of credit is 1.5%. If the leverage ratio is greater than 3.0 to 1, then the interest rate is prime plus 1% or LIBOR plus 2.5% and the fee on outstanding letters of credit is 2.0%. The Credit Facility includes provisions for letters of credit up to $10.0 million. The Company will also pay a 0.5% fee on the average unused portion of the Credit Facility. As of March 31, 1996, $15.4 million of unused credit under this facility remained available. Borrowings under the Credit Facility bore a weighted average interest rate of 7.03% on outstanding loans as of March 31, 1996.

In April 1996, the Company entered into a $10.0 million facility with Bank of America which will provide funds for capital expenditures. The capital equipment financed must be delivered to and accepted by the Company no later than December 31, 1997. Such borrowings will bear interest at the prevalent market rates. As of May 3, 1996, the effective interest rate would be a range between 8.31% and 8.49%, respectively.

As of March 31, 1996, the Company was in compliance with all of its restrictive covenants.

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

      a)  None.

Exhibit                                                               Sequential
Number                 Document Description                              Page
                                                                        Number

3.1 Certificate of Incorporation of Continental Waste Industries, Inc.(incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB of Continental Waste Industries, Inc. filed on March 31, 1994, Commission File No. 0-22602).

3.2 By-Laws of Continental Waste Industries, Inc.(incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on November
     4, 1994, Commission File No. 33- 84130).

3.3 Amendment to Certificate of Incorporation of Continental Waste Industries, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on November 4, 1994, Commission File No. 33-84130).

3.4 Amendment 2 to Certificate of Incorporation of Continental Waste Industries, Inc.(incorporated by reference to Exhibit
     3.4 to the Annual Report on Form 10-KSB of Continental Waste Industries, Inc. filed on March 29, 1996, Commission File No. 0-22602).

10.1 Employment Agreement between Continental Waste Industries, Inc. and Thomas A. Volini (incorporated by reference to
     Exhibit 10.1 to the Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on September 12, 1995, Commission File No. 33-62589).

10.2 Employment Agreement between Continental Waste Industries, Inc. and Carlos E. Aguero (incorporated by reference to
     Exhibit 10.2 to the Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on September 12, 1995, Commission File No. 33-62589).

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

10.5 First Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on September 12, 1995, Commission File No. 33- 62589).

10.6 Second Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to the Current Report on Form 8-K to Continental Waste Industries, Inc. filed on October 27, 1995, Commission File No. 0-22602).


b)   Reports on Form 8-K:

     On January 10, 1996, the Company filed a report on Form 8-K under "Item 5. Other Events". No financial statements were filed.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 1996




                                    By: /s/ Michael J. Drury
                                        MICHAEL J. DRURY
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER