Form 10-Q
period 1996-06-30
CONTINENTAL WASTE INDUSTRIES INC
filed 1996-08-14
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

14,879,248 shares of Common Stock, $0.0006 par value, were outstanding as of August 7, 1996.

                       CONTINENTAL WASTE INDUSTRIES, INC.
                                AND SUBSIDIARIES


                                      INDEX




PART I.  FINANCIAL INFORMATION
                                                               Page
Item 1.           Financial Statements (Unaudited):


   Condensed Consolidated Balance Sheets as of
     June 30, 1996 and December 31, 1995.........................3


   Condensed Consolidated Statements of Income for
     Three Months Ended June 30, 1996 and 1995...................4


   Condensed Consolidated Statements of Income for
     Six Months Ended June 30, 1996 and 1995.....................5


   Condensed Consolidated Statements of Cash Flows for
     Six Months Ended June 30, 1996 and 1995.....................6


   Notes to Condensed Consolidated Financial Statements..........7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................15



SIGNATURE........................................................17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                                        June 30,    December 31,
                                                          1996         1995
                                                       ----------   ------------
                                     ASSETS
Current assets
  Cash and cash equivalents........................  $   1,106,157  $  3,483,154
  Accounts and notes receivable - net..............     10,668,314     8,169,121
  Other current assets.............................      8,568,412     7,256,175
                                                       -----------   -----------

Total current assets...............................     20,342,883    18,908,450
Landfill, property and equipment - net.............     90,974,714    78,660,737
Excess cost over the fair value of net
    assets acquired - net..........................     16,589,965    16,681,935
Other assets.......................................     13,278,100    12,037,669
                                                       -----------   -----------

Total assets.......................................   $141,185,662  $126,288,791
                                                      ------------  ------------
                                                      ------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current maturities
    of long-term debt.............................. $   2,191,834  $  4,646,241
  Accounts payable.................................     2,315,681     2,543,768
  Other accrued liabilities........................     9,560,909     9,581,078
                                                      -----------    -----------

Total current liabilities..........................    14,068,424    16,771,087
Long-term debt, less current maturities............    31,725,789    20,774,991
Accrued landfill closure costs, less
    current portion................................     6,846,035     6,748,474
Other long-term liabilities........................    11,486,423     9,949,265
Stockholders' equity:
  Common stock, $.0006, authorized 40,000,000
   shares 14,323,123 and 14,089,742 shares issued
    in 1996 and 1995, respectively.................         8,594         8,454
  Additional paid-in capital.......................    65,167,272    63,063,241
  Retained earnings................................    12,355,224     9,445,378
  Treasury stock (79,375 common shares at cost)....     (472,099)     (472,099)
                                                      -----------    -----------


Total stockholders' equity.........................    77,058,991    72,044,974
                                                      -----------    -----------

Total liabilities and stockholders' equity.........  $141,185,662  $126,288,791
                                                     ------------  -------------
                                                     ------------  -------------



      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                    -------------------------
                                                       1996           1995
                                                    -----------   -----------

Revenue............................................  $16,254,478  $10,769,885
Costs and expenses:
  Operating expenses...............................    8,819,937    4,704,522
  General and administrative expenses..............    2,209,271    1,712,004
  Depreciation and amortization....................    2,467,447    1,398,791
                                                     -----------   ----------

Income from operations.............................    2,757,823    2,954,568
                                                     -----------   ----------
Other income (expenses):
  Interest expense, net............................    (492,713)    (598,419)
  Other, net.......................................      522,801     (66,608)
                                                     -----------   ----------
    Other income (expenses), net...................       30,088    (665,027)
                                                     -----------   ----------
Income before income taxes and minority interest
   in subsidiaries.................................    2,787,911    2,289,541
Provision for income taxes.........................  (1,143,044)    (950,160)
                                                     -----------   ----------

Income before minority interest in subsidiaries....    1,644,867    1,339,381
Minority interest in subsidiaries..................     (52,386)     (24,733)
                                                     -----------   ----------

Net income......................................... $  1,592,481 $  1,314,648
                                                     -----------   ----------
                                                     -----------   ----------
Earnings per share.................................        $0.11        $0.11
                                                     -----------   ----------
                                                     -----------   ----------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                    -----------------------
                                                       1996         1995
                                                    -----------  ----------

Revenue...........................................  $30,188,957  $20,478,298
Costs and expenses:
  Operating expenses..............................   16,258,761    9,376,272
  General and administrative expenses.............    3,706,738    2,983,937
  Depreciation and amortization...................    4,755,739    2,758,981
                                                    -----------   ----------

Income from operations............................    5,467,719    5,359,108
                                                    -----------   ----------

Other income (expenses):
  Interest expense, net...........................    (926,118)  (1,127,169)
  Other, net......................................      512,332    (102,375)
                                                    -----------   ----------

    Other income (expenses), net..................    (413,786)  (1,229,544)
                                                    -----------   ----------

Income before income taxes and minority interest
    in subsidiaries...............................    5,053,933    4,129,564
Provision for income taxes........................  (2,072,113)  (1,722,970)
                                                    -----------   ----------

Income before minority interest in subsidiaries...    2,981,820    2,406,594
Minority interest in subsidiaries.................     (71,974)     (68,696)
                                                    -----------   ----------

Net income........................................ $  2,909,846  $ 2,337,898
                                                    -----------   ----------
                                                    -----------   ----------

Earnings per share................................        $0.20        $0.20
                                                    -----------   ----------
                                                    -----------   ----------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                     -------------------------
                                                        1996          1995
                                                      ----------  ------------
Cash flows from operating activities:
  Net income.......................................   $2,909,846    $2,337,898
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization..................    4,755,739     2,758,981
  Changes in operating assets and liabilities, net
    of effect of acquired businesses:
    Accounts and notes receivables, net............  (2,439,776)   (1,284,921)
    Other current assets...........................  (1,602,652)     (537,661)
    Accounts payable...............................    (283,109)     (543,353)
    Other current liabilities......................    (774,082)     (204,615)
    Other long-term liabilities....................    1,655,929       860,826
    Other long-term assets.........................  (2,259,107)     (470,584)
                                                      ----------  ------------
  Net cash provided by operating activities........    1,962,788     2,916,571
                                                      ----------  ------------
Cash flows from investing activities:
    Proceeds from sale of Mexico operations........    2,574,089             -
    Capital expenditures........................... (10,380,871)  (10,104,903)
    Cash paid for businesses, net of cash acquired. (3,400,240) (1,065,755) Cash paid for common and preferred stock of
       minority interest...........................            -     (669,824)
    Cash held in escrow............................    (548,800)     (937,571)
                                                      ----------  ------------
  Net cash used in investing activities............ (11,755,822)  (12,778,053)
                                                      ----------  ------------
Cash flows from financing activities:
    Net borrowings under revolving line of credit..   10,600,000    32,450,000
    Issuance of long-term debt.....................    2,063,357       263,054
    Payments on long-term debt.....................  (5,245,157)  (23,176,035)
    Deferred financing costs paid..................            -     (716,871)
    Issuance of common stock.......................       69,598       305,479
    Purchase of treasury stock.....................            -     (365,550)
    Exercise of warrants for common stock..........            -       218,715
    Other..........................................     (71,761)             -
                                                      ----------  ------------
  Net cash provided by financing activities........    7,416,037     8,978,792
                                                      ----------  ------------
Net decrease in cash and cash equivalents..........  (2,376,997)     (882,690)
Cash and cash equivalents, beginning of year.......    3,483,154     4,677,237
                                                      ----------  ------------
Cash and cash equivalents, end of period...........   $1,106,157    $3,794,547
                                                      ----------  ------------
                                                      ----------  ------------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Continental Waste Industries, Inc. ("the Company's") Form 10-KSB for the year ended December 31, 1995.

On December 28, 1995, the Company effected a 5 for 3 stock split of its common stock. All common share information has been restated for all periods to reflect the 5 for 3 stock split. The Company's $0.0006 par value common stock is hereinafter referred to as Shares. On June 27, 1996, the Company signed a definitive agreement to be acquired by Republic Industries, Inc. ("Republic"). Under the terms of the agreement, each share of the Company's common stock would be converted into 4/5ths of a share of Republic's common stock.

The proposed transaction would be accounted for on a pooling of interests basis and is subject to final approval by the stockholders of the Company, the filing and clearance of the Republic registration statement and the Company's related proxy statement by the Securities and Exchange Commission. The Company anticipates that the merger with Republic will be consummated in the fourth quarter of 1996.

Certain amounts in previously issued financial statements have been reclassified to conform to 1996 classifications.

Note 2 - Business Combinations and Disposition
From January 1, 1995 to August 15,1995, the Company expanded its operations through the acquisition of six businesses engaged in waste management operations. The aggregate of these business acquisitions was significant to the Company. These entities included ASCO Sanitation, Inc., Larry's Disposal, Inc., Terre Haute Recycling, Inc., Gilliam Sanitation, Inc./Gilliam Transfer, Inc., Anderson Refuse Company, Inc./M.V. Dulworth, and a 72% interest in Procesa Continental S.A., de C.V. The aggregate purchase price of these businesses was $8.9 million, plus the assumption or refinancing of $2.1 million of debt and $0.6 million of future contingent payments. The purchase prices were paid by issuing 164,846 Shares with a market value of $1.1 million at the time of issuance, paying $5.8 million of cash obtained from the Company's credit facility (the "Credit Facility") with LaSalle National Bank ("LNB") and issuing $2.0 million of notes payable to the sellers.

In October 1995, the Company purchased, through one of its subsidiaries, a sanitary landfill in Richland County, South Carolina ("Richland"). The acquiring subsidiary, which is 85% owned by the Company, was organized recently to make acquisitions of landfills and related solid waste management operations and to pursue privatization and public- private partnership opportunities in the Southeastern United States. The Company has an option to acquire the remaining 15% of the subsidiary for approximately $2.4 million of common stock of the Company. The Company, on behalf of its subsidiary, paid $2.4 million in cash and notes, and assumed $1.1 million of debt for Richland. As a condition of the landfill purchase, a South Carolina collection company has entered into, among other things, a 10- year put-or-pay disposal contract with the

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Business Combinations and Disposition (Continued)

Company to provide a minimum of 300 tons of waste per day, and a 120-day disposal contract for 500 tons of waste per day, with a right of first refusal to the Company for a long-term extension.

In March 1996, the Company purchased two construction and demolition landfills in central Florida for approximately $2.1 million in Shares (195,864 Shares) and $2.3 million in cash.

In March 1996, the Company sold its 72% interest in Procesa Continental S.A., de C.V., which encompassed all of the Company's Mexico City operations, for approximately $2.6 million in cash resulting in a pre-tax gain of approximately $500,000 which was recorded in the first quarter of 1996.

In March 1996, the Company decided to suspend operations at its Prichard, West Virginia landfill. The Company is evaluating whether to re-open or to dispose of the facility. The Company recorded a pre-tax charge of approximately $500,000 for this suspension of operations. This charge consisted primarily of $350,000 of costs related to closure and post-closure of the facility and other related closing costs and $150,000 of identified severance and miscellaneous costs.

In May 1996, the Company purchased a residential and commercial collection business for $1.2 million in cash, which will be combined into the Company's Jamax division in Terre Haute, Indiana.


Note 3 - Earnings Per Share

Earnings per share for the three and six months ended June 30, 1996 and 1995 was based on the following:

                                               Three Months Ended        Six Months Ended
                                            ------------------------ ----------------------
                                             6/30/96     6/30/95      6/30/96     6/30/95
                                           ---------   ---------    ----------  -----------
Weighted average common and common
   equivalent shares:
    Shares outstanding..................... 14,229,000  10,433,000   14,123,000  10,387,000
    Dilutive stock options and warrants....    633,000     781,000      596,000     781,000
    Contingent shares and options related
      to the Victory acquisition...........          -     245,000            -     245,000
                                            ----------  ----------   ---------   ----------
                                            14,862,000  11,459,000   14,719,000  11,413,000
                                            ----------  ----------   ---------   ----------
                                            ----------  ----------   ---------   ----------
Income available to common stockholders:
  Net income............................... $1,592,481  $1,314,648   $2,909,846  $2,337,898
  Amortization of incremental goodwill
    upon issuance of additional
     contingent shares.....................          -     (9,321)           -     (19,133)
                                            ----------  ----------   ----------  ----------
                                            $1,592,481  $1,305,327   $2,909,846  $2,318,765
                                            ----------  ----------   ---------   ----------
                                            ----------  ----------   ---------   ----------

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Supplemental Cash Flows Disclosure



                                                     Six Months Ended
                                                         June 30,
                                                ---------------------------
                                                   1996              1995
                                                ----------        ----------

Cash paid during the period for:
  Interest, net of interest capitalized........ $1,059,352        $1,416,311
                                                ----------        ----------
                                                ----------       -----------
  Income taxes................................  $1,071,521        $1,233,011
                                                ----------       -----------
                                                ----------       -----------
Business acquisitions:
  Shares issued................................ $2,091,039       $    96,688
  Notes issued to sellers......................          -           244,284
  Cash paid....................................  3,400,240         1,065,755
                                                ----------       -----------
    Total consideration paid...................  5,491,279         1,406,727
    Assets received............................  7,102,252         2,276,513
                                                ----------        ----------
    Liabilities assumed........................ $1,610,973        $  869,786
                                                ----------        ----------
                                                ----------        ----------


Note 5 - Other Information

Selected balance sheet account disclosures follow:


                                                   June 30,    December 31,
                                                     1996         1995
                                                 -----------   ------------

Allowance for doubtful accounts................. $   580,339   $    396,000
                                                 -----------   ------------
                                                 -----------   ------------

Accumulated depreciation and amortization of
  property and equipment........................$18,102,889    $14,215,696
                                                -----------    -----------
                                                -----------    -----------

Accumulated amortization of excess cost over
  the fair value of net assets acquired.........$ 1,671,678    $ 1,395,054
                                                -----------    -----------
                                                -----------    -----------

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
Note 6 - Debt

In the first quarter of 1996, the Company and its lenders amended the Credit Facility effective as of January 1, 1996 with covenants effective as of December 31, 1995. As amended, each borrowing under the Credit Facility bears interest based on the Company's leverage ratio, as defined, of funded debt to earnings before interest, taxes, depreciation and amortization. If the leverage ratio is
2.0 to 1 or less, then the interest rate is, at the Company's option, prime or LIBOR plus 1.5% and the fee on outstanding letters of credit is .75%. If the leverage ratio falls between 2.01 to 2.5 compared to 1, then the interest rate is prime plus 0.5% or LIBOR plus 1.75% and the fee on outstanding letters of credit is 1.0%. If the leverage ratio falls between 2.51 and 3.0 compared to 1, then the interest rate is prime plus 1.0% or LIBOR plus 2.0% and the fee on outstanding letters of credit is 1.5%. If the leverage ratio is greater than 3.0 to 1, then the interest rate is prime plus 1% or LIBOR plus 2.5% and the fee on outstanding letters of credit is 2.0%. The Company and its lenders amended the Credit Facility again during the second quarter of 1996 to increase the line of credit from $45 million to $70 million. The Credit Facility now expires in June 1999 and is secured by all corporate assets and a pledge of the stock of all subsidiaries.The Credit Facility includes provisions for letters of credit up to $15.0 million. The Company will also pay a 0.5% fee on the average unused portion of the Credit Facility. As of June 30, 1996, $37.9 million of unused credit under this facility remained available. Borrowings under the Credit Facility bore a weighted average interest rate of 6.97% on outstanding loans as of June 30, 1996.

In April 1996, the Company entered into a $10.0 million facility with Bank of America which has provided funds for capital expenditures. The capital equipment financed must be delivered to and accepted by the Company no later than December 31, 1997. As of June 30, 1996, $8.3 million of unused credit under this facility remained available. Each lease the Company enters into has a term of six years. Such borrowings will bear interest at the prevalent market rates. As of June 30, 1996, the outstanding borrowings bore a weighted average interest rate of 8.48%.

Note 7 - Excess Cost Over the Fair Value of Net Assets Acquired

Prior to 1996, the excess cost over the fair value of assets acquired ("goodwill") was amortized on a straight-line basis over twenty-five to thirty years. In the first quarter of 1996, the Company changed the amortization period for goodwill generated from all non-landfill acquisitions to 40 years consistent with industry trend and due to the life of operating conditions at such businesses not being dependent on the capacity of available landfill airspace. The effect of the change in the second quarter and first half of 1996 was to decrease amortization expense by approximately $50,000 and $84,000, respectively.

Note 8 - Subsequent Events

On July 1, 1996, the Company completed its acquisition of Statewide Environmental Contractors, Inc. and its affiliated companies, Recycling
Industries, Inc. and Lomac Realty (the "Acquisition"). These three companies have combined revenues of approximately $12 million and all are engaged in the waste management business in central New Jersey.

The Company paid $6.7 million in cash, issued 555,512 Shares and issued $3.0 million in Notes payable to the Sellers for the Acquisition. The Company will record this transaction as a purchase. The cash portion of the purchase price was paid using proceeds of an advance under the Company's Credit Facility.

Owing to the length of time required to obtain regulatory approval, the Company does not anticipate closing on any acquisitions until after the consummation of the Republic merger.
                                      -10-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background:
Continental Waste Industries, Inc. (the "Company") provides integrated solid waste management services to residential, commercial and industrial customers concentrated primarily in the eastern half of the United States. The Company conducts its operations through 10 landfills, 9 waste collection operations, 14 transfer stations and 4 recycling facilities located in 10 states and in Costa Rica. Since its founding in 1988, the Company has experienced significant growth in revenues and operating income due primarily to the acquisition of 31 solid waste service businesses.

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

On June 27, 1996, the Company signed a definitive agreement to be acquired by Republic Industries, Inc. ("Republic"). Under the terms of the agreement, each share of the Company's common stock would be converted into 4/5ths of a share of Republic's common stock.

The proposed transaction would be accounted for on a pooling of interests basis and is subject to final approval by the stockholders of the Company, the filing and clearance of the Republic registration statement and the Company's related proxy statement by the Securities and Exchange Commission. The Company anticipates that the merger with Republic will be consummated in the fourth quarter of 1996.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Revenue:
Revenue increased by $5.5 million, or 50.9%, from $10.8 million to $16.3 million. The increase in revenue was primarily due to several 1995 and 1996 acquisitions: two hauling and collection companies in the second quarter and two hauling companies and a recycling facility in the third quarter of 1995, a landfill in the fourth quarter of 1995, two construction and demolition landfills and a recycling center in the first quarter of 1996, as well as same store growth in waste collection.

Operating Expenses:
Operating expenses increased by $4.1 million from $4.7 million to $8.8 million and increased as a percentage of revenue from 43.7% to 54.3%, respectively. The percentage increase was primarily due to acquired hauling and collection companies and a recycling facility which have significantly higher operating costs compared with landfill operations. The same store waste collection operations also experienced increased operating expenses as a percentage of revenue due primarily to higher than anticipated costs principally related to operating labor and collection route conversions and rerouting. The dollar increase was primarily due to the above mentioned acquisitions.

General and Administrative Expenses:
General and administrative expenses increased by $497,000 from $1.7 million to $2.2 million and decreased as a percentage of revenues from 15.9% to 13.6%. The percentage decrease was primarily attributable to synergies obtained with the 1995 acquired companies. The dollar increase was primarily due to the above mentioned acquisitions.

Depreciation and Amortization Expenses:
Depreciation  and  amortization  expenses  increased by $1.1 million,  from $1.4
million  to  $2.5  million.   The  increase  was  due  to  the  above  mentioned
acquisitions, increased capital expenditures and increased landfill cell amortization costs due to compliance with Subtitle D Regulations.

Interest Expense, Net:
Interest expense, net of interest income was $493,000 for the second quarter of 1996 compared to $598,000 for the same period in 1995. The decrease in interest expense is primarily due to the paydown of the Company's Credit Facility during the fourth quarter of 1995 with the $30.1 million of net proceeds received from a public offering of Shares completed in October 1995. The Company also amended the Credit Facility in 1996, lowering the interest rate.

Other Income:
The increase in other income in 1996 was primarily due to the partial sale of the Company's common stock investment in Eastern Environmental Services, Inc. during the second quarter of 1996.

Provision for Income Taxes:
The provision for income taxes increased by $193,000 from $950,000 to $1.1 million as a result of a higher income level partially offset by a lower effective tax rate in 1996.

Net Income:
For the reasons discussed above, the Company's net income increased by $278,000 from $1.3 million to $1.6 million.



Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Revenue:
Revenue increased by $9.7 million, or 47.4%, from $20.5 million to $30.2 million. The increase in revenue was primarily due to several 1995 and 1996 acquisitions: two hauling and collection companies in the second quarter and two hauling companies and a recycling facility in the third quarter of 1995, a landfill in the fourth quarter of 1995, two construction and demolition landfills and a recycling center in the first quarter of 1996, as well as same store growth in waste collection.

Operating Expenses:
Operating expenses increased by $6.9 million from $9.4 million to $16.3 million and increased as a percentage of revenue from 45.8% to 53.9%, respectively. The percentage increase was primarily due to acquired hauling and collection companies and a recycling facility which have significantly higher operating costs compared with landfill operations. The same store waste collection operations also experienced increased operating expenses as a percentage of revenue due primarily to higher than anticipated costs principally related to operating labor and collection route conversions and rerouting. The dollar increase was primarily due to the above mentioned acquisitions.

General and Administrative Expenses:
General and administrative expenses increased by $723,000 from $3.0 million to $3.7 million and decreased as a percentage of revenues from 14.6% to 12.3%. The percentage decrease was primarily attributable to synergies obtained with the 1995 acquired companies. The dollar increase was primarily due to the above mentioned acquisitions.

Depreciation and Amortization Expenses:
Depreciation  and  amortization  expenses  increased by $2.0 million,  from $2.8 million to $4.8 million. The increase was do to the above mentioned acquisitions, increased capital expenditures and increased landfill cell amortization due to compliance with Subtitle D. Regulations.

Interest Expense, Net:
Interest expense, net of interest income was $1.1 million for the half of 1995 compared to $926,000 for the same period in 1996. The decrease in interest expense is primarily due to the paydown of the Company's Credit Facility during the fourth quarter of 1995 with the $30.1 million of net proceeds received from a public offering of Shares completed in October 1995. The Company experienced lower interest rates in the first half of 1996 versus 1995 primarily due to replacing higher interest debt with the Credit Facility and the January 1, 1996 amendment which also lowered interest rates.

Other Income:
The increase in other income in 1996 was primarily due to the partial sale of the Company's common stock investment in Eastern Environmental Services, Inc. during the second quarter of 1996.

Provision for Income Taxes:
The provision for income taxes increased by $349,000 from $1.7 million to $2.1 million as a result of a higher income level partially offset by a lower effective tax rate in 1996.

Net Income:
For the reasons discussed above, the Company's net income increased by $572,000 from $2.3 million to $2.9 million.


Liquidity and Capital Resources

The Company's cash applications consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and acquisitions. At June 30, 1996, the Company had working capital of $6.3 million, an increase of $4.1 million since December 31, 1995, and its cash and cash equivalents balance was $1.1 million. The growth in working capital is primarily attributable to the refinancing of short-term debt with the Credit Facility and increased accounts receivables due primarily to increased sales.

Cash Flow from Operating Activities:
During the six months ended June 30, 1996 and 1995, net cash provided by operating activities was $2.0 million and $2.9 million, respectively. This decrease is primarily due to long-term assets and accounts receivable increasing more in the first half of 1996 versus 1995. Long-term assets increased primarily due to a $1.4 million loan to a Costa Rican company, with an option to purchase the same company, owning a quarry. Additionally, the Company spent $674,000 in the first half of 1996 on its landfill development project in Gila Bend, Arizona. The Company filed a permit application in July 1996 with the Arizona Department of Environmental Quality and management believes a permit will be issued by December 31, 1996. Partially offsetting these effects were higher earnings (excluding the effect of noncash charges) in the first half of 1996 versus the same period in 1995.

Cash Flow from Investing Activities:
During the six months ended June 30, 1996 and 1995, the Company made capital expenditures of approximately $10.4 million and $10.1 million, respectively, for landfill expansions and equipment additions. The Company expects total expenditures for 1996 will be approximately $18.0 million to $20.0 million. In March 1996, the Company sold its 72% interest in Procesa Continental S.A., de C.V., which encompassed all of the Company's Mexico City operations, for approximately $2.6 million in cash.

In March 1996, the Company purchased two construction and demolition landfills in central Florida for approximately $2.1 million in Shares (195,864) and $2.1 million in cash.

In May 1996, the Company purchased a residential and commercial collection business for $1.2 million in cash, which will be combined into the Company's Jamax division in Terre Haute, Indiana.

Cash Flow from Financing Activities:
Cash flows from financing activities were approximately $7.4 million and $9.0 million for the first half of 1996 and 1995, respectively. The decrease in cash provided by financing activities was primarily due to decreased borrowing in the first half of 1996 versus 1995.

In the first quarter of 1996, the Company and its lenders amended the Credit Facility effective as of January 1, 1996 with covenants effective as of December 31, 1995. The Company and its lenders amended the Credit Facility again during the second quarter of 1996 to increase the line of credit from $45 million to $70 million. The Credit Facility now expires in June 1999 and is secured by all corporate assets and a pledge of the stock of all subsidiaries. As amended, each borrowing under the Credit Facility bears interest based on the Company's leverage ratio, as defined, of funded debt to earnings before interest, taxes, depreciation and amortization. If the leverage ratio is 2.0 to 1 or less, then the interest rate is, at the Company's option, prime or LIBOR plus 1.5% and the fee on outstanding letters of credit is .75%. If the leverage ratio falls between 2.01 to 2.5 compared to 1, then the interest rate is prime plus 0.5% or LIBOR plus 1.75% and the fee on outstanding letters of credit is 1.0%. If the leverage ratio falls between 2.51 and 3.0 compared to 1, then the interest rate is prime plus 1.0% or LIBOR plus 2.0% and the fee on outstanding letters of credit is 1.5%. If the leverage ratio is greater than 3.0 to 1, then the interest rate is prime plus 1% or LIBOR plus 2.5% and the fee on outstanding letters of credit is 2.0%. The Credit Facility includes provisions for letters of credit up to $15.0 million. The Company will also pay a 0.5% fee on the average unused portion of the Credit Facility. As of June 30, 1996, $37.9 million of unused credit under this facility remained available. Borrowings under the Credit Facility bore a weighted average interest rate of 6.97% on outstanding loans as of June 30, 1996.

In April 1996, the Company entered into a $10.0 million facility with BankAmerica which will provide funds for capital expenditures. The capital equipment financed must be delivered to and accepted by the Company no later than December 31, 1997. As of June 30, 1996, $8.3 million of unused credit under this facility remained available. Each lease the Company enters into has a term of six years. Such borrowings will bear interest at the prevalent market rates. As of June 30, 1996, the outstanding borrowings bore a weighted average interest rate of 8.48%.

As of June 30, 1996, the Company was in compliance with all of its restrictive covenants under both the Credit Facility and the BankAmerica facility.

Owing to the length of time required to obtain regulatory approval, the Company does not anticipate closing on any acquisitions until after the consummation of the Republic merger.

Assuming the merger with Republic is not approved, the Company believes that cash from operating activities, cash on hand, additional borrowings under the Credit Facility and issuance of additional debt will be sufficient to: (i) finance its planned 1996 and 1997 development projects and capital expenditures;
(ii) meet its 1996 and 1997 operating cash requirements; and (iii) meet expected debt service obligations during the next two years.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 a)  None.

 Exhibit                                                              Sequential
 Number                    Document Description                          Page
                                                                         Number


2.1 Agreement and Plan of Merger by and among Republic Industries, Inc., RI/CW Merger Corp. Continental Waste Industries, Inc. and Thomas A. Volini and Carlos E. Aguero, dated June 27, 1996 (incorporated by reference to Exhibit
     2.1 to Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1996, Commission File No. 0-22602).

2.2 Acquisition Agreement by and among Continental Waste Industries, Inc., Statewide Environmental Contractors, Inc. and the Stockholders of Statewide Environmental Contractors, Inc., dated April 11, 1996 (incorporated by reference to Exhibit 2.2 to Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1996, Commission File No. 0- 22602).

2.3 Acquisition Agreement by and among Continental Waste Industries, Inc., Recycling Industries, Inc. and the Stockholders of Recycling Industries, Inc., dated April 11, 1996 (incorporated by reference to Exhibit 2.3 to Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1996, Commission File No. 0-22602).

2.4 Agreement of Sale between Lomac Realty and Karat Corp., dated April 11, 1996 (incorporated by reference to Exhibit 2.4 to Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1996, Commission File No. 0-22602).

2.5 Override Agreement Respecting Closing Consideration among Continental Waste Industries, Inc., CWI of NJ, Inc., Statewide Environmental Contractors, Inc., Recycling Industries, Inc., Lomac Realty, Mary Lemmo, Nicholas Lemmo, Maurice Kirchofer, Don J. Lotano, Frank J. Lotano, Arline M. Lotano and Joseph Lemmo, dated June 28, 1996 (incorporated by reference to Exhibit 2.5 to Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1996, Commission File No. 0-22602).

2.6 Non-Compete Agreement (Schedule 2.2(k) among Recycling Industries, Inc., Continental Waste Industries, Inc., Don J. Lotano, Frank J. Lotano, Arline Lotano (the "Stockholders") and among CWI, Stockholders, Maurice Kirchofer and Joseph Lemmo, dated April 11, 1996, (incorporated by reference to
     Exhibit 2.6 to Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1996, Commission File No. 0-22602).

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

3.4 Amendment 2 to Certificate of Incorporation of Continental Waste Industries, Inc. (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-KSB of Continental Waste Industries, Inc. filed on March 29, 1996, Commission File No. 0- 22602).

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

10.7 Third Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to Exhibit
     10.7 to the Annual Report on Form 10- KSB of Continental Waste Industries, Inc. filed on March 29, 1996, Commission File No. 0-22602).

10.8 Fourth Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries.

     b)   Reports on Form 8-K:

          On April 24, 1996,  the Company filed a report on Form 8-K under "Item
          5. Other Events". No financial statements were filed.

          On May 22, 1996, the Company filed a report on Form 8-K under "Item 5. Other Events". No financial statements were filed.

          On July 12, 1996,  the Company  filed a report on Form 8-K under "Item
          2. Acquisition or Disposition of Assets", "Item 5. Other Events", and "Item 7. Financial Statements and Exhibits". The historical and proforma financial information required under "Item 7. Financial Statements and Exhibits" were filed on Form 8-K Amendment No. 1 on August 9, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 14, 1996



                       By:      /s/ Michael J. Drury
                                MICHAEL J. DRURY

                                SENIOR VICE PRESIDENT,
                                CHIEF FINANCIAL OFFICER and
                                PRINCIPAL FINANCIAL OFFICER