Form 10-Q/A
period 1996-06-30
CONTINENTAL WASTE INDUSTRIES INC
filed 1996-10-07
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    October 7, 1996



                       By:      /s/ Michael J. Drury
                                MICHAEL J. DRURY

                                SENIOR VICE PRESIDENT,
                                CHIEF FINANCIAL OFFICER and
                                PRINCIPAL FINANCIAL OFFICER