Form 10-Q
period 1996-09-30
CONTINENTAL WASTE INDUSTRIES INC
filed 1996-11-14
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                       OR

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

                                    Yes X No

15,349,897 shares of Common Stock, $0.0006 par value, were outstanding as of November 5, 1996.

                       CONTINENTAL WASTE INDUSTRIES, INC.
                                AND SUBSIDIARIES


                                      INDEX




PART I.  FINANCIAL INFORMATION
                                                                    Page
Item 1.     Financial Statements (Unaudited):


 Condensed Consolidated Balance Sheets as of
   September 30, 1996 and December 31, 1995...........................3


 Condensed Consolidated Statements of Income for
   Three Months Ended September 30, 1996 and 1995.....................4


 Condensed Consolidated Statements of Income for
   Nine Months Ended September 30, 1996 and 1995......................5


 Condensed Consolidated Statements of Cash Flows for
   Nine Months Ended September 30, 1996 and 1995......................6


 Notes to Condensed Consolidated Financial Statements.................7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations............14

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.........................21



SIGNATURE............................................................24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                                   September 30,   December 31,
                                                       1996           1995
                                                   -------------   ------------

                                      ASSETS
Current assets:
  Cash and cash equivalents....................   $   1,601,079   $   3,483,154
  Accounts receivable - net....................      11,881,059       8,169,121
  Other current assets.........................       7,920,081       7,256,175
                                                   ------------   -------------

Total current assets...........................      21,402,219      18,908,450
Landfill sites, property and equipment - net... 105,980,809 78,660,737 Excess cost over the fair value of net assets
     acquired - net............................      25,594,411      16,681,935
Other assets...................................      12,585,432      12,037,669
                                                   ------------   -------------

Total assets...................................    $165,562,871    $126,288,791
                                                   ------------   -------------
                                                   ------------   -------------


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
       long-term debt...........................  $   5,198,782   $   4,646,241
  Accounts payable..............................      3,089,624       2,543,768
  Other accrued liabilities.....................     12,239,144       9,581,078
                                                   ------------   -------------

Total current liabilities.......................     20,527,550      16,771,087
Long-term debt, less current maturities.........     45,096,996      20,774,991
Accrued landfill closure costs, less
       current portion..........................      7,369,475       6,748,474
Other long-term liabilities.....................     15,251,684       9,949,265
Stockholders' equity:
  Common stock, $.0006, authorized 40,000,000
       shares, 15,428,210 and 14,089,742 shares
       issued in 1996 and 1995, respectively....          9,257           8,454
  Additional paid-in capital....................     74,808,221      63,063,241
  Retained earnings.............................      2,971,787       9,445,378
  Treasury stock (79,375 common shares at cost).      (472,099)       (472,099)
                                                   ------------   -------------


Total stockholders' equity..................         77,317,166      72,044,974
                                                   ------------   -------------

Total liabilities and stockholders' equity..       $165,562,871    $126,288,791
                                                   ------------   -------------
                                                   ------------   -------------


                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                              these balance sheets.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                   -----------------------------
                                                       1996              1995
                                                   ------------     ------------

Revenue........................................    $20,899,082       $12,964,500
Costs and expenses:
  Operating expenses...........................     18,027,449         5,974,828
  General and administrative expenses..........      3,377,587         1,827,444
  Depreciation and amortization................      3,045,930         1,807,220
  Special charge...............................      7,623,124                 -
                                                  ------------      ------------


Income (loss) from operations..................   (11,175,008)         3,355,008
                                                  ------------      ------------

Other income (expenses):
  Interest expense.............................    (1,166,738)         (913,875)
  Other, net...................................        779,672            72,653
                                                  ------------      ------------

    Other income (expenses), net...............      (387,066)         (841,222)
                                                  ------------      ------------

Income before income taxes.....................   (11,562,074)         2,513,786
(Provision) benefit for income taxes...........      1,946,029         (993,221)
                                                  ------------      ------------

Net income (loss)..............................   ($9,616,045)       $ 1,520,565
                                                  ------------      ------------
                                                  ------------      ------------

Earnings (loss) per share......................        ($0.63)             $0.13
                                                  ------------      ------------
                                                  ------------      ------------


                       The accompanying notes to condensed
                    consolidated financial statements are an
                       integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)





                                                  Nine Months Ended
                                                    September 30,
                                       -----------------------------------
                                              1996                 1995
                                       -----------------    ---------------

Revenue............................         $53,708,980         $33,442,798
Costs and expenses:
  Operating expenses...............          36,049,688          15,351,100
  General and administrative expen.           7,489,697           4,811,381
  Depreciation and amortization....           8,080,115           4,566,201
  Special charge...................           7,623,124                   -
                                       -----------------    ---------------

Income (loss) from operations......         (5,533,644)           8,714,116
                                       -----------------    ---------------

Other income (expenses):
  Interest expense.................         (2,293,831)         (2,126,457)
  Other, net.......................          1,129,655            (13,005)
                                       -----------------    ---------------

    Other income (expenses), net...         (1,164,176)         (2,139,462)
                                       -----------------    ---------------

Income (loss) before income taxes .         (6,697,820)           6,574,654
Provision for income taxes.........           (207,711)         (2,716,191)
                                       -----------------    ---------------

Net income (loss)..................        ($6,905,531)         $ 3,858,463
                                       -----------------    ---------------
                                       -----------------    ---------------

Earnings (loss) per share..........             ($0.45)               $0.34
                                       -----------------    ---------------
                                       -----------------    ---------------

                       The accompanying notes to condensed
                    consolidated financial statements are an
                       integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                    ---------------------------
                                                         1996          1995
                                                    -------------  ------------
Cash flows from operating activities:
  Net income (loss)................................. ($6,905,531)    $3,858,463
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation ...................................    7,489,064     4,125,948
    Amortization....................................      986,659       440,253
    Non-cash components of special charge...........    6,298,735             -
  Changes in  operating  assets  and  liabilities,
      net of  effect  of  acquired businesses:
    Accounts receivable, net........................  (1,351,477)   (1,281,920)
    Other current assets............................    (523,307)     (261,326)
    Accounts payable................................    (327,991)       324,631
    Other current liabilities.......................  (1,559,313)   (1,127,475)
    Other long-term liabilities.....................    2,810,986        31,413
    Other long-term assets..........................    (417,316)     (897,088)
                                                       ----------   -----------
  Net cash provided by operating activities.........    6,500,509     5,212,899
                                                       ----------   -----------
Cash flows from investing activities:
    Proceeds from sale of Mexico operations.........    2,574,089             -
    Capital expenditures............................ (19,043,729)  (15,412,583)
    Cash paid for businesses, net of cash acquired.. (11,139,535) (5,328,309) Cash paid for common and preferred stock of
      minority interest.............................            -   (1,219,739)
    Increase in cash held in escrow.................    (662,080)   (1,901,355)
                                                       ----------  ------------
  Net cash used in investing activities............. (28,271,255)  (23,861,986)
                                                       ----------  ------------
Cash flows from financing activities:
    Net borrowings under revolving line of credit...   22,200,000    41,550,000
    Issuance of long-term debt......................    4,078,716       262,968
    Payments on long-term debt......................  (6,991,746)  (24,767,867)
    Deferred financing costs paid...................     (90,505)     (607,877)
    Issuance of common stock........................       80,930       305,479
    Purchase of treasury stock......................            -     (365,550)
    Exercise of warrants for common stock...........      688,997       218,715
    Other...........................................     (77,721)             -
                                                       ----------  ------------
  Net cash provided by financing activities.........   19,888,671    16,595,868
                                                       ----------  ------------

Net decrease in cash and cash equivalents...........  (1,882,075)   (2,053,219)
Cash and cash equivalents, beginning of year........    3,483,154     4,677,237
                                                       ----------  ------------

Cash and cash equivalents, end of period............   $1,601,079    $2,624,018
                                                       ----------  ------------
                                                       ----------  ------------



                       The accompanying notes to condensed
                    consolidated financial statements are an
                       integral part of these statements.

                CONTINENTAL WASTE INDUSTRIES, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Continental Waste Industries, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1995.

On December 28, 1995, the Company effected a 5 for 3 stock split of its common stock (the "Shares"). All common share information has been restated for all periods to reflect the 5 for 3 stock split. The Company's $0.0006 par value common stock is hereinafter referred to as Shares.

On June 27, 1996, the Company signed a definitive agreement to be acquired by Republic Industries, Inc. ("Republic"). Under the terms of the agreement, each Share of the Company's common stock would be converted into .8 of a share of Republic's common stock.

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

Note 2 - Business Combinations and Dispositions
From January 1, 1995 to August 15,1995, the Company expanded its operations through the acquisition of six businesses engaged in waste management operations. The aggregate of these business acquisitions (the "1995 Acquisitions") was significant to the Company. These entities included ASCO Sanitation, Inc., Larry's Disposal, Inc., Terre Haute Recycling, Inc., Gilliam Sanitation, Inc./Gilliam Transfer, Inc., Anderson Refuse Company, Inc./M.V. Dulworth, and a 72% interest in Procesa Continental S.A., de C.V. The aggregate purchase price of these businesses was $8.9 million, plus the assumption or refinancing of $2.1 million of debt and $0.6 million of future contingent payments. The purchase prices were paid by issuing 164,846 Shares with a market value of $1.1 million at the time of issuance, paying $5.8 million of cash obtained from the Company's credit facility (the "Credit Facility") with LaSalle National Bank ("LNB") and issuing $2.0 million of notes payable to the sellers.

In October 1995, the Company purchased, through one of its subsidiaries, a sanitary landfill in Richland County, South Carolina ("Richland"). The acquiring subsidiary, which is 85% owned by the Company, was organized recently to make acquisitions of landfills and related solid waste management operations and to pursue privatization and public- private partnership opportunities in the Southeastern United States. The Company has an option to acquire the remaining 15% of the subsidiary for approximately $2.4 million of common stock of the Company. The Company, on behalf of its subsidiary, paid $2.4 million in cash and notes, and assumed $1.1 million of debt for Richland. As a condition of the landfill purchase, a South Carolina collection company has entered into, among other things, a 10-year put-or-pay disposal contract with the Company to provide a minimum of 300 tons of waste per day.

                CONTINENTAL WASTE INDUSTRIES, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Business Combinations and Dispositions (Continued)


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

In March 1996, the Company ceased operations at its West Virginia landfill. The site had been experiencing declining volumes and was not in a position to effectively compete with two Kentucky landfills which were less than 25 miles away. Management began an evaluation of the sale of the assets or the marketing of special waste into the facility to allow for reopening. As a result of the suspension, the Company recorded an approximate $500,000 charge. The charge consisted primarily of costs to place a temporary cap on the active cell and identified severance and miscellaneous costs. During the third quarter of 1996, the Company completed its evaluation and recorded additional charges related to the suspension of this operation. See Note 4 for a description of these additional charges.

In May 1996, the Company purchased a residential and commercial collection business for $1.2 million in cash, which was combined into the Company's Jamax division in Terre Haute, Indiana.

On July 1, 1996, the Company completed its acquisition of Statewide Environmental Contractors, Inc. and its affiliated companies, Recycling Industries, Inc. and Lomac Realty (collectively, "Statewide"). These three companies are engaged in the waste management business in central New Jersey. The purchase price of Statewide was $18.6 million and consisted of $7.5 million in cash, 555,512 Shares (valued at $8.1 million based on the quoted market price as of the date of the definitive letter of intent to acquire Statewide) and $3.0 million in notes payable to the sellers. The cash portion of the purchase price was financed from borrowings under the Company's Credit Facility.

                CONTINENTAL WASTE INDUSTRIES, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 2 - Business Combinations and Dispositions (Continued)

All of the business acquisitions described above were accounted for under the purchase method.

The following summarizes the pro forma operating results of the Company for the nine months ended September 30, 1996 and 1995 as if the 1995 Acquisitions (for
1995) and the Statewide acquisition had occurred at the beginning of the applicable period (in 000's):


                                                    Nine Months Ended
                                                      September 30,
                                            -------------------------------
                                                  1996              1995
                                            --------------    --------------

Pro forma revenue.........................       $59,799           $49,011
                                            --------------    --------------
                                            --------------    --------------

Pro forma net income (loss)...............      ($7,245)           $ 4,198
                                            --------------    --------------
                                            --------------    --------------

Pro forma earnings (loss) per share.......       ($0.46)             $0.56
                                            --------------    --------------
                                            --------------    --------------


The pro forma operating results include each acquiree's pre-acquisition results of operations for the indicated periods with adjustments to reflect amortization of goodwill, additional depreciation on the increases to the fair market value of fixed assets, interest expense on the acquisition borrowings, the effect of income taxes thereon and the effect of the issuance of Shares. Future adjustments, if any as a result of pending analyses of certain judgmental reserves and functionality of certain equipment, will be made prior to the one year anniversary of the related acquisition and are not expected to be material. Operating results of acquired businesses have been included in the condensed consolidated financial statements from the date of acquisition. The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

On September 13, 1996, the Company acquired Reliable Disposal, Inc., Reliable Recycle (a partnership) and various properties owned by certain shareholders of Reliable Disposal, Inc. or their wholly-owned partnership (collectively, "Reliable"). All entities and properties of Reliable were commonly owned and integral to the Reliable business. The Company exchanged 457,001 Shares for all of the outstanding shares and interests and for the properties of Reliable. The acquisition was accounted for as a pooling of interests. Accordingly, Continental's historical statement of income for the nine months ended September 30, 1996 includes the operating results of Reliable for the entire nine month period. The acquisition of Reliable was not significant and, as a consequence, prior period financial statements were not restated. Separate financial data of the Company and Reliable for the nine months ended September 30, 1996 are as follows (in 000's, except per share data):

                         Continental       Reliable            Total
                      ---------------   -------------    --------------

Revenue                    $48,791          $4,918            $53,709
Net loss                   (6,880)            (25)            (6,905)
Loss per share              (0.45)               -             (0.45)

                CONTINENTAL WASTE INDUSTRIES, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 3 - Earnings Per Share

Earnings per share for the three and nine months ended September 30, 1996 and 1995 was based on the following:


                                                  Three Months Ended             Nine Months Ended
                                              ---------------------------    ---------------------------
                                                9/30/96         9/30/95         9/30/96         9/30/95
                                              ------------    -----------    ------------     ----------

Weighted average common and common
  equivalent shares:
    Shares outstanding......................    15,297,000    10,612,000      14,819,000      10,462,000
    Dilutive stock options and warrants.....             -       687,000         398,000         751,000
    Contingent shares and options related
      to the Victory acquisition............             -       142,000               -         142,000
                                              ------------    ----------     -----------      ----------
                                                15,297,000    11,441,000      15,217,000      11,355,000
                                              ------------    ----------     -----------      ----------
                                              ------------    ----------     -----------      ----------

Income available to common stockholders:
  Net income................................  ($9,616,045)    $1,520,565    ($6,905,531)      $3,858,463
  Amortization of incremental goodwill upon
    issuance of additional contingent shares             -      (14,717)               -        (33,850)
                                              ------------    ----------    ------------      ----------
                                              ($9,616,045)    $1,505,848    ($6,905,531)      $3,824,613
                                              ------------    ----------    ------------      ----------
                                              ------------    ----------    ------------      ----------



Note 4 - Special Charge

The Company recorded a $7.6 million charge during the third quarter of 1996 for costs related to (a) the pending purchase of the Company by Republic, (b) the suspended operations at the Company's West Virginia landfill and (c) an impaired agreement not to compete.

The costs related to Republic's acquisition of the Company ($1.3 million) primarily relate to obtaining an opinion from the Company's financial advisor regarding the fairness of the consideration offered by Republic for the Company's Shares and various legal, accounting and printing fees incurred in filing the required information regarding the Republic transaction with the Securities and Exchange Commission. In addition to this $1.3 million, the Company expects to incur another $1.1 million in completing the Republic deal in the fourth quarter of 1996. The majority of such additional costs relate to a fee payable at closing to a significant shareholder of the Company for services related to the deal.

As described in Note 2, during the first quarter of 1996, the Company ceased operations at its West Virginia landfill and began evaluating its options regarding the facility. The evaluation was completed in the third quarter of 1996 after a critical analysis of current and expected future market conditions and various failed attempts to sell the facility. Accordingly, management decided to write-off the Company's investment in the facility which consisted primarily of land, unamortized landfill costs and equipment. Additionally, since a sale was no longer being considered, the Company recorded the full amount of the estimated closure and post-closure costs related to the facility. The total charge related to this matter amounted to $5.3 million. The remaining portion of

                CONTINENTAL WASTE INDUSTRIES, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Special Charge (Continued)

the special charge ($1.0 million) related to the write-off of the unamortized costs of an agreement not to compete entered into with the prior owner of a previously-acquired business. With the acquisitions completed during the third quarter of 1996, the Company believes that any new competition in the area covered by the agreement not to compete is remote.

Of the $7.6 million charge, $6.3 million represents the non-cash write-off of assets and accrual of closure/post-closure costs. The remaining $1.3 million (the Republic deal costs) have been spent or will be spent as the related invoices become due during the fourth quarter of 1996.


Note 5 - Supplemental Cash Flows Disclosure

                                                     Nine Months Ended
                                                       September 30,
                                          -----------------------------------
                                               1996                1995
                                          ----------------    ----------------
Cash paid during the period for:
  Interest, net of interest capitalized..      $1,684,663          $2,069,170
                                          ----------------    ----------------
                                          ----------------    ----------------
  Income taxes...........................      $2,820,215          $1,233,011
                                          ----------------    ----------------
                                          ----------------    ----------------

Business acquisitions:
  Shares issued..........................     $10,212,351          $  496,688
  Notes issued to sellers................       3,000,000           2,034,284
  Cash paid..............................      11,228,806           5,328,309
                                          ----------------    ----------------
    Total consideration paid.............
    Assets received......................
                                               24,441,157           7,859,281
    Liabilities assumed..................      34,149,798          10,789,901
                                          ----------------    ----------------
                                               $9,708,641          $2,930,620
                                          ----------------    ----------------
                                          ----------------    ----------------

                CONTINENTAL WASTE INDUSTRIES, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 6 - Other Information

Selected balance sheet account disclosures follow:

                                                  September 30,    December 31,
                                                        1996            1995
                                                  -------------   -------------
Allowance for doubtful accounts................... $  1,102,575    $    396,000
                                                  -------------   -------------
                                                  -------------   -------------

Accumulated depreciation and amortization of
  property and equipment..........................  $19,883,121     $14,215,696
                                                  -------------   -------------
                                                  -------------   -------------
Accumulated amortization of excess cost over
  the fair value of net assets acquired........... $  1,898,171     $ 1,395,054
                                                  -------------   -------------
                                                  -------------   -------------


Note 7 - Debt

In the first quarter of 1996, the Company and its lenders amended the Credit Facility effective as of January 1, 1996. As amended, each borrowing under the Credit Facility bears interest based on the Company's leverage ratio, as defined, of funded debt to earnings before interest, taxes, depreciation and amortization. If the leverage ratio is 2.0 to 1 or less, then the interest rate is, at the Company's option, prime or LIBOR plus 1.5% and the fee on outstanding letters of credit is .75%. If the leverage ratio falls between 2.01 to 2.5 compared to 1, then the interest rate is prime plus 0.5% or LIBOR plus 1.75% and the fee on outstanding letters of credit is 1.0%. If the leverage ratio falls between 2.51 and 3.0 compared to 1, then the interest rate is prime plus 1.0% or LIBOR plus 2.0% and the fee on outstanding letters of credit is 1.5%. If the leverage ratio is greater than 3.0 to 1, then the interest rate is prime plus 1% or LIBOR plus 2.5% and the fee on outstanding letters of credit is 2.0%. The Company and its lenders amended the Credit Facility again during the second quarter of 1996 to increase the line of credit from $45 million to $70 million. The Credit Facility now expires in June 1999 and is secured by all corporate assets and a pledge of the stock of all subsidiaries.The Credit Facility includes provisions for letters of credit up to $15.0 million. The Company will also pay a 0.5% fee on the average unused portion of the Credit Facility. As of September 30, 1996, $23.3 million of unused credit under this facility remained available. Borrowings under the Credit Facility bore a weighted average interest rate of 7.0% on outstanding loans as of September 30, 1996.

In April 1996, the Company entered into a $10.0 million facility ("Lease Agreement") with B.A. Leasing and Capital Corporation which has provided funds for capital expenditures. The capital equipment financed must be delivered to and accepted by the Company no later than December 31, 1997. As of September 30, 1996, $6.3 million of unused credit under this facility remained available. Each lease the Company enters into has a term of six years. Such borrowings will bear interest at the prevalent market rates. As of September 30, 1996, the outstanding borrowings bore a weighted average interest rate of 8.51%.

Under the Credit Facility and the Lease Agreement, the Company is required to meet certain financial covenants. As of September 30, 1996, the Company was in violation of such covenants. LNB and B.A. Leasing and Capital Corporation have issued waivers of non-compliance regarding these covenant violations.

                CONTINENTAL WASTE INDUSTRIES, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 8 - Excess Cost Over the Fair Value of Net Assets Acquired

Prior to 1996, the excess cost over the fair value of assets acquired ("goodwill") was amortized on a straight-line basis over twenty-five to thirty years. In the first quarter of 1996, the Company changed the amortization period for goodwill generated from all non-landfill acquisitions to 40 years consistent with industry trend and due to the life of operating conditions at such businesses not being dependent on the capacity of available landfill airspace. This change in accounting estimate is applied prospectively from January 1, 1996 for non-landfill acquisitions through that date. The effect of the change in the third quarter and first nine months of 1996 was to decrease amortization expense by approximately $59,000 and $177,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background:
Continental Waste Industries, Inc. (the "Company") provides integrated solid waste management services to residential, commercial and industrial customers concentrated primarily in the eastern half of the United States. The Company conducts its operations through 10 landfills, 10 waste collection operations, 16 transfer stations and 6 recycling facilities located in 10 states and in Costa Rica. Since its founding in 1988, the Company has experienced significant growth in revenues and operating income due primarily to the acquisition of 32 solid waste service businesses.

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

On June 27, 1996, the Company signed a definitive agreement to be acquired by Republic Industries, Inc. ("Republic"). Under the terms of the agreement, each share of the Company's common stock would be converted into .8 of a share of Republic's common stock.

The proposed transaction would be accounted for on a pooling of interests basis and is subject to final approval by the stockholders of the Company, the filing and clearance of a Republic registration statement and the Company's related consent solicitation by the Securities and Exchange Commission. The Company anticipates that the merger with Republic will be consummated in the fourth quarter of 1996.

On September 13, 1996, the Company acquired Reliable Disposal, Inc., Reliable Recycle (a partnership) and various properties owned by certain shareholders of Reliable Disposal, Inc. or their wholly-owned partnership (collectively, "Reliable"). This acquisition was accounted for as a pooling of interests. Accordingly, Continental's historical statement of income for the nine months ended September 30, 1996 includes the operating results of Reliable for the entire nine month period. The acquisition of Reliable was not significant and, as a consequence, prior period financial statements were not restated. The comparative discussions below are therefore impacted by the acquisition of Reliable as if Reliable was combined with the Company on January 1, 1996.

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Opertions and elsewhere in this quarterly report on Form 10-Q constitues "forward looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be mutually different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among other things, the Company's merger with a subsidiary of Republic Industries; regulatory changes; the on-going consolidation in the solid waste management industry; the availability of acquisition and expansion opportunities on attractive terms; the ability to integrate and successfully operate acquired businesses and the risks associated with these businesses.


Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Revenue:
Revenue increased by $7.9 million, or 61.2%, from $13.0 million to $20.9 million. The increase in revenue was primarily due to several 1995 and 1996 acquisitions: a landfill in the fourth quarter of 1995; two construction and demolition landfills and a recycling center in the first quarter of 1996; two hauling and collection companies, three recycling centers and three transfer stations in the third quarter of 1996; as well as growth in base waste collection services.

Operating Expenses:
Operating expenses increased by $12.0 million from $6.0 million to $18.0 million and increased as a percentage of revenue from 46.1% to 86.3%. The dollar and percentage increases are partially due to the fourth quarter 1995 and 1996 acquisitions of non-landfill operations which, on average, have significantly higher operating costs than do landfills. Additional increases are due to higher operating labor costs and costs incurred in converting collection routes. Additionally, the Company, pursuant to revised construction and operating permits and revised state agency mandates at two of its landfills and the necessity to incorporate a more expensive plastic liner in the closure plan at a third landfill, recorded expenses of $3.9 million during the third quarter of 1996.

General and Administrative Expenses:
General and administrative expenses increased by $1.6 million from $1.8 million to $3.4 million and increased as a percentage of revenues from 14.1% to 16.2%. The dollar increase was primarily due to the above mentioned acquisitions and the write-off of certain receivables related to the suspended operations of the Company's West Virginia landfill. The percentage increase resulted from the additional bad debt expense more than offsetting the lower general and administrative expenses as a percent of sales due to the synergies obtained with the acquired companies.

Depreciation and Amortization Expenses:
Depreciation  and  amortization  expenses  increased by $1.2 million,  from $1.8
million  to  $3.0  million.   The  increase  was  due  to  the  above  mentioned
acquisitions, increased capital expenditures and increased landfill cell amortization costs due to compliance with Subtitle D Regulations.

Special Charge:
The Company recorded a $7.6 million charge during the third quarter of 1996 for costs related to (a) the pending purchase of the Company by Republic, (b) the suspended operations at the Company's West Virginia landfill and (c) an impaired agreement not to compete.

The costs related to Republic's acquisition of the Company ($1.3 million) primarily relate to obtaining an opinion from the Company's financial advisor regarding the fairness of the consideration offered by Republic for the Company's Shares and various legal, accounting and printing fees incurred in filing the required information regarding the Republic transaction with the Securities and Exchange Commission. In addition to this $1.3 million, the Company expects to incur another $1.1 million in completing the Republic deal in the fourth quarter of 1996. The majority of such additional costs relate to a fee payable at closing to a significant shareholder of the Company for services related to the deal.

During the first quarter of 1996, the Company ceased operations at its West Virginia landfill and began evaluating its options regarding the facility. The evaluation was completed in the third quarter of 1996 after a critical analysis of current and expected future market conditions and various failed attempts to sell the facility at a reasonable price. Accordingly, management decided to write-off the Company's investment in the facility which consisted primarily of land, unamortized landfill costs and equipment. Additionally, since a sale was no longer being considered, the Company recorded the full amount of the estimated closure and post-closure costs related to the facility. The total charge related to this matter amounted to $5.3 million.

The remaining portion of the special charge ($1.0 million) related to the write-off of the unamortized costs of an agreement not to compete entered into with the prior owner of a previously-acquired business. With the acquisitions completed during the third quarter of 1996, the Company believes that any new competition in the area covered by the agreement not to compete is remote.

Interest Expense:
Interest expense was $1.2 million for the third quarter of 1996 compared to $914,000 for the same period in 1995. The increase in interest expense is primarily due to a higher borrowing level resulting from the Statewide acquisition.

Other Income:
The $707,000 increase in other income in 1996 was primarily due to a gain from the sale of the remaining portion of the Company's minority investment in an unaffiliated company during the third quarter of 1996.

Provision (Benefit) for Income Taxes:
The provision (benefit) for income taxes was a $993,000 provision for the third quarter of 1995 and a benefit of $1.9 million for the same period of 1996. This change was the result of the special charge and the loss incurred in the third quarter of 1996. No income tax benefit was recorded for the losses associated with suspended operations at the Company's 662/3 owned landfill in West Virginia due to the significant uncertainty related to the realizability of such benefit.

Net Income (Loss):
For the reasons discussed above, the Company's net income decreased by $11.1 million from the comparable prior year period.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenue:
Revenue  increased  by $20.3  million,  or 60.6%,  from  $33.4  million to $53.7 million. The increase in revenue was primarily due to several 1995 and 1996 acquisitions: two hauling and collection companies in the second quarter and two hauling companies and a recycling facility in the third quarter of 1995; a landfill in the fourth quarter of 1995; two construction and demolition landfills and a recycling center in the first quarter of 1996; two hauling and collection companies, three recycling centers and three transfer stations in the third quarter of 1996; as well as growth in base waste collection services.

Operating Expenses:
Operating expenses increased by $20.7 million from $15.4 million to $36.0 million and increased as a percentage of revenue from 45.9% to 67.1%, respectively. The dollar and percentage increases are partially due to the fourth quarter 1995 and 1996 acquisitions of non-landfill operations which, on average, have significantly higher operating costs than do landfill operations. Additional increases are due to higher operating labor costs and costs incurred in converting collection routes. Additionally, the Company, pursuant to revised construction and operating permits and revised state agency mandates at two of its landfills and the necessity to incorporate a more expensive plastic liner in the closure plan at a third landfill, recorded expenses of $3.9 million during the third quarter of 1996.

General and Administrative Expenses:
General and administrative expenses increased by $2.7 million from $4.8 million to $7.5 million and decreased as a percentage of revenues from 14.4% to 13.9%. The percentage decrease was primarily attributable to synergies obtained with the 1995 acquired companies somewhat offset by the write-off in the third quarter of 1996 of certain receivables related to the suspended operations of the Company's West Virginia landfill. The dollar increase was primarily due to the above mentioned acquisitions and receivables write-off.

Depreciation and Amortization Expenses:
Depreciation  and  amortization  expenses  increased by $3.5 million,  from $4.6
million  to  $8.1  million.   The  increase  was  due  to  the  above  mentioned
acquisitions, increased capital expenditures and increased landfill cell amortization due to compliance with Subtitle D Regulations.

Special Charge:
The Company recorded a $7.6 million charge during the third quarter of 1996 for costs related to (a) the pending purchase of the Company by Republic, (b) the suspended operations at the Company's West Virginia landfill and (c) an impaired agreement not to compete.

The costs related to Republic's acquisition of the Company ($1.3 million) primarily relate to obtaining an opinion from the Company's financial advisor regarding the fairness of the consideration offered by Republic for the Company's Shares and various legal, accounting and printing fees incurred in filing the required information regarding the Republic transaction with the Securities and Exchange Commission. In addition to this $1.3 million, the Company expects to incur another $1.1 million in completing the Republic deal in the fourth quarter of 1996. The majority of such additional costs relate to a fee payable at closing to a significant shareholder of the Company for services related to the deal.

As described in Note 2, during the first quarter of 1996, the Company ceased operations at its West Virginia landfill and began evaluating its options regarding the facility. The evaluation was completed in the third quarter of 1996 after a critical analysis of current and expected future market conditions and various failed attempts to sell the facility. Accordingly, management decided to write-off the Company's investment in the facility which consisted primarily of land, unamortized landfill costs and equipment. Additionally, since a sale was no longer being considered, the Company recorded the full amount of the estimated closure and post-closure costs related to the facility. The total charge related to this matter amounted to $5.3 million.

The remaining portion of the special charge ($1.0 million) related to the write-off of the unamortized costs of an agreement not to compete entered into with the prior owner of a previously-acquired business. With the acquisitions completed during the third quarter of 1996, the Company believes that any new competition in the area covered by the agreement not to compete is remote.


Interest Expense:
Interest expense increased by $.2 million from $2.1 million to $2.3 million. Interest expense was comparable due to the Company maintaining consistent average borrowing levels.

Other Income:
The $1.1 million increase in other income in 1996 was primarily due to a gain from the sale of the Company's minority investment in an unaffiliated company during the second and third quarters of 1996.

Provision for Income Taxes:
The provision for income taxes decreased by $2.5 million from $2.7 million to $208,000 as a result of the special charge and a loss in the 1996 period. No income tax benefit was recorded for the losses associated with suspended operation oat the Company's 662/3 owned landfill in West Virginia due to the significant uncertainty related to the realizability of such benefits.

Net Income (Loss):
For the reasons discussed above, the Company's net income decreased by $10.8 million from the comparable prior year period.


Liquidity and Capital Resources

The Company's cash applications consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and acquisitions. At September 30, 1996, the Company had a working capital surplus of $875,000 compared to $2.1 million at December 31, 1995. Cash and cash equivalents balances were $1.6 million at September 30, 1996 versus $3.5 million at December 31, 1995. The decrease in working capital is primarily due to increased long-term equipment-related borrowings recorded as a current liability and a larger portion of accrued landfill closure costs recorded as a current liability.

Cash Flows From Operating Activities:
During the nine months ended September 30, 1996 and 1995, net cash provided by operating activities was $6.5 million and $5.2 million, respectively. The increase is primarily due to reflecting the impact of revised construction and excavation requirements on the Company's landfill operations.

Of the $7.6 million special charge, $6.3 million represents the non-cash write-off of assets and accrual of closure/post-closure costs. The remaining $1.3 million (the Republic deal costs) have been spent or will be spent as the related invoices become due during the fourth quarter of 1996.


Cash Flows From Investing Activities:
During the nine months ended September 30, 1996 and 1995, the Company made capital expenditures of $19.0 and $15.4 respectively, for landfill expansion and equipment additions. The Company expects total expenditures for 1996 to be $21.0 million to $23.0 million primarily for existing landfill expansions and equipment additions. In March 1996, the Company sold its 72% interest in Process Continental S.A., de C.V., which encompassed all of the Company's Mexico City operations, for approximately $2.6 million in cash.

In March 1996, the Company purchased two construction and demolition landfills in central Florida for approximately $2.1 million in Shares of common stock (195,864 Shares) and $2.1 million in cash. In May 1996, the Company purchased a residential and commercial collection business for $1.2 million in cash, which was combined into the Company's Terre Haute, Indiana collection division. In July 1996 the Company purchased a commercial and residential collection business and a related transfer and recycling facility in central New Jersey for $8.1 million in Shares of common stock (555,512 Shares), $7.5 million in cash and $3.0 million in sellers' debt. In September 1996 the Company acquired a residential and commercial collection business and two related transfer and recycling facilities in southwest Michigan for 457,001 Shares of common stock. This transaction was accounted for as a pooling of interests.

Cash Flows From Financing Activities:
During the nine months ended September 30, 1996 and 1995, cash flow from financing activities were $20.0 million and $16.6 million, respectively. The increase in cash provided by financing activities was primarily due to increased borrowings in 1996 primarily to fund acquisitions.

In the first quarter of 1996, the Company and the lenders amended the Credit Facility effective as of January 1, 1996. The Credit Facility expires in January 1999 and is secured by all corporate assets and a pledge of the stock of all subsidiaries. As amended, each borrowing under the Credit Facility bears interest based on the Company's leverage ratio, as defined, of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). If the leverage ratio is 2.0 to 1 or less, then the interest rate is, at the Company's option, prime or LIBOR plus 1.5% and the fee on outstanding letters of credit is .75%. If the leverage ratio falls between 2.01 to 2.5 compared to 1, then the interest rate is prime plus .5% or LIBOR plus 1.75% and the fee on outstanding letters of credit is 1.0%. If the leverage ratio falls between 2.51 and 3.0 compared to 1, then the interest rate is prime plus 1.0% or LIBOR plus 2.0% and the fee on outstanding letters of credit is 1.5%. If the leverage ratio is greater than 3.0 to 1, then the interest rate is prime plus 1% or LIBOR plus 2.5% and the fee on outstanding letters of credit is 2.0%. The Credit Facility includes provisions for letters of credit up to $15.0 million. The Company will also pay a 0.5% fee on the average unused portion of the Credit Facility. As of September 30, 1996, $23.3 million of unused credit under this facility remained available.

In April 1996, the Company entered into a $10.0 million facility with B.A. Leasing & Capital Corporation which will provide funds for capital expenditures. The capital equipment financed must be delivered to and accepted by the Company no later than December 31, 1997. As of September 30, 1996, $6.3 million of unused credit under this facility remained available. Each lease the Company enters into has a term of six years. Such borrowings will bear interest at the prevalent market rates.

Under the terms of the Credit Facility, the Company is required to meet certain covenants regarding, among other things, financial position and results of operations. The terms of the Credit Facility impose restrictions that affect, among other things, the Company's ability to (i) incur additional indebtedness,
(ii) create liens on assets, (iii) sell assets, (iv) engage in mergers, acquisitions or consolidations, (v) make investments, (vi) pay dividends or make distributions and (vii) engage in certain transactions with affiliates and subsidiaries.

Under the Credit Facility and the Lease Agreement, the Company is required to meet certain financial covenants. As of September 30, 1996, the Company was in violation of such covenants. LNB and B.A. Leasing and Capital Corporation have issued waivers of non-compliance regarding these covenant violations.

The Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of the Company.

During the nine months ended September 30,1996 and 1995, the average monthly amount of debt outstanding was $34.8 million and $34.4 million, respectively. The average interest rate on such debt for those periods were 8.79% and 8.78% respectively.

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

The Company believes that cash on hand, cash from operating activities, additional borrowings under the Credit Facility and the lease facility and the issuance of additional debt as permitted by the Credit Facility will be sufficient to: (i) finance its planned 1996 and 1997 development projects and capital expenditures; (ii) meet its 1996 and 1997 operating cash requirements; and (iii) meet expected debt service obligations during the remainder of 1996 and 1997.

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

10.4 Employment  and  Stock  Option   Agreements   between   Continental   Waste
     Industries, Inc. and Jeffrey E. Levine.

10.5 Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 of Continental Waste Industries, Inc. filed on September 12, 1995, Commission File No. 33-62589).

10.6 First Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to Exhibit
     10.8 to the  Registration  Statement  on Form  SB-2  of  Continental  Waste
     Industries,   Inc.  filed  on  September  12,  1995,  Commission  File  No.
     33-62589).

10.7 Second Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to the Current Report on Form 8-K to Continental Waste Industries, Inc. filed on October 27, 1995, Commission File No. 0-22602).

10.8 Third Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to Exhibit
     10.7 to the Annual Report on Form 10- KSB of Continental Waste Industries, Inc. filed on March 29, 1996, Commission File No. 0-22602).

10.9 Fourth Amendment to Credit Agreement by and among LaSalle National Bank as agent, the Lenders Signatory or Parties Thereto and Continental Waste Industries, Inc. and its Subsidiaries (incorporated by reference to Exhibit
     10.8 to the Quarterly Report on Form 10-Q of Continental Waste Industries, Inc filed on August 14, 1996, Commission File No. 0-22602).

10.10Agreement  of Sale between  Lomac  Realty and Karat Corp.,  dated April 11,
     1996 (incorporated by reference to Exhibit 2.4 to Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1996, Commission File No. 0-22602).

10.11Override Agreement Respecting Closing Consideration among Continental Waste
     Industries, Inc., CWI of NJ, Inc., Statewide Environmental Contractors, Inc., Recycling Industries, Inc., Lomac Realty, Mary Lemmo, Nicholas Lemmo, Maurice Kirchofer, Don J. Lotano, Frank J. Lotano, Arline M. Lotano and Joseph Lemmo, dated June 28, 1996 (incorporated by reference to Exhibit 2.5 to Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1996, Commission File No. 0-22602).

10.12Non-Compete  Agreement (Schedule 2.2(k) among Recycling  Industries,  Inc.,
     Continental Waste Industries, Inc., Don J. Lotano, Frank J. Lotano, Arline Lotano (the "Stockholders") and among CWI, Stockholders, Maurice Kirchofer and Joseph Lemmo, dated April 11, 1996, (incorporated by reference to
     Exhibit 2.6 to Form 8-K of Continental Waste Industries, Inc. filed on July 15, 1996, Commission File No. 0-22602).


b)   Reports on Form 8-K:

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


Date:    November 14, 1996



                     By:      /s/ Michael J. Drury
                                MICHAEL J. DRURY

                             SENIOR VICE PRESIDENT,
                             CHIEF FINANCIAL OFFICER and
                             PRINCIPAL FINANCIAL OFFICER