Form 10KSB/A
period 1995-12-31
CONTINENTAL WASTE INDUSTRIES INC
filed 1996-12-13
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1
(Mark One)

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


                                                          Year Ended December 31,
                                              --------------------------------------------
                                                  (Restated
                                                  See Note 1)
                                               1995(d)   1994     1993     1992     1991
                                              -------- --------  -------  -------  -------
                                                  (In thousands, except per share data)

Income Statement Data: (a)
  Revenue .................................   $ 47,815 $ 28,728  $16,204  $13,348  $8,488
  Operating expenses ......................     22,182   13,422    8,603    7,988   6,428
  General and administrative expenses .....      7,915    4,737    2,067    1,860     861
  Depreciation and amortization ...........      6,863    3,802    2,606    1,805     434
  Office closing charge ...................      3,264     --       --       --      --
                                              -------- --------  -------  -------  ------


    Income from operations ................      7,591    6,767    2,928    1,695     765
  Interest expense ........................      2,659    1,881    1,303      891     180
  Other income (expenses), net ............        205     (126)      49      107      26
                                              -------- --------  -------  -------  ------
    Income before income taxes and
      extraordinary gain ..................      5,137    4,760    1,674      911     611
  Provision for income taxes ..............      2,135    2,132      721      222     159
                                              -------- --------  -------  -------  ------
    Income before extraordinary gain ......      3,002    2,628     953      689     452
  Extraordinary gain, net of income taxes .       --        357     --       --      --
                                              -------- --------  -------  -------  ------
    Net income ............................      3,002    2,985      953      689     452
  Preferred stock dividends earned (b) ....       --       --        130      411     211
                                              -------- --------  -------  -------  ------
    Income available to common stockholders   $  3,002 $  2,985  $   823  $   278  $  241
                                              -------- --------  -------  -------  ------
                                              -------- --------  -------  -------  ------
Earnings Per Share Data: (a)
  Primary earnings per share:
    Income before extraordinary gain ......   $   0.25 $   0.39  $  0.21  $  0.10  $ 0.17
    Extraordinary gain, net of income taxes       --       0.05     --       --      --
                                              -------- --------  -------  -------  ------
    Net income                                $   0.25 $   0.44  $  0.21  $  0.10  $ 0.17
                                              -------- --------  -------  -------  ------
                                              -------- --------  -------  -------  ------
  Fully diluted earnings per share:
    Income before extraordinary gain ......   $   0.25 $   0.34  $  0.19  $  0.10  $ 0.17
    Extraordinary gain, net of income taxes       --       0.05     --       --      --
                                              -------- --------  -------  -------  ------
    Net income                                $   0.25 $   0.39  $  0.19  $  0.10  $ 0.17
                                              -------- --------  -------  -------  ------
                                              -------- --------  -------  -------  ------
  Primary weighted average shares .........     11,979    6,858    3,950    2,795   1,402
  Fully diluted weighted average shares ...     12,115    7,613    4,739    2,795   1,402
Other Data: (a)
  EBITDA (c) ..............................   $ 17,718 $ 10,569  $ 5,534  $ 3,500  $1,199

                                      -21-

                                                  December 31,
                                  ---------------------------------------------
                                      (Restated
                                      See Note 1)
                                    1995    1994      1993     1992     1991
                                  -------  -------   -------  -------  -------
                                                (In thousands)
 Balance Sheet Data:  (a)
   Cash and cash equivalents.. $  3,483  $  4,677  $  1,062  $  1,153  $    711
   Total assets...............  124,221    88,878    35,257    32,277     9,456
   Total debt.................   25,421    25,348    15,404    16,057     3,853
   Total stockholders' equity.   70,271    37,025     9,060     6,549     3,503

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

Results of Operations

         The following table presents, for the years indicated, the percentage relationship which the various items bear to total revenue:

                                                       Year Ended December 31,
                                                      ------------------------
                                                         (Restated
                                                         See Note 1)
                                                       1995     1994     1993
                                                      ------   ------   ------
Revenue..............................................  100.0%  100.0%   100.0%
Costs and expenses:
  Operating expenses.................................  (46.4)  (46.7)   (53.1)
  General and administrative expenses................  (16.5)  (16.5)   (12.7)
  Depreciation and amortization......................  (14.4)  (13.3)   (16.1)
  Office closing charge..............................   (6.8)       -        -
                                                       ------   -----   ------
    Income from operations...........................   15.9    23.5     18.1
Other income (expenses):
  Interest expense...................................   (5.6)   (6.6)    (8.0)
  Other income (expenses), net.......................    0.5    (0.4)     0.1
                                                       ------   -----   ------
    Income before income taxes and extraordinary gain   10.8    16.5     10.2
Provision for income taxes...........................   (4.5)   (7.4)    (4.3)
                                                       -------  ------   ------
    Income before extraordinary gain.................    6.3%    9.1%     5.9%
                                                       ======   =====    =====

Year Ended December 31, 1995 (Restated) Compared to Year Ended December 31, 1994 (Restated)

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

     General and Administrative Expenses: General and administrative expenses increased by $3.2 million from $4.7 million to $7.9 million, and remained constant as a percentage of revenue at 16.5%. The dollar increase was primarily due to the above mentioned acquisitions and increased compensation expense.

          Depreciation and Amortization: Depreciation and amortization expenses increased by $3.1 million, from $3.8 million to $6.9 million. The increase was due to the above mentioned acquisitions and increased capital expenditures.

     Office Closing Charge: The Company closed the former headquarters of Victory in Indianapolis, Indiana and recorded a related $3.3 million pretax charge for such closing. The major components of the charge include (i) the severance package costs for two officers of the Company who previously were owners of Victory including the write off of unamortized prepaid compensation costs and (net of the reversal of the value of previously recorded stock options to be issued pursuant to these officers' employment agreements), (ii) costs related to future contractual payments to be made under several agreements in place at the time the Company acquired Victory, (iii) the write off of certain office equipment and (iv) other costs, such as lease obligations and severance pay to office employees, related to the closure of the office.

     Interest Expense: Interest expense increased from $1.9 million to $2.7 million. The increase was due primarily to increased levels of debt assumed or incurred in the acquisition of Victory, the other previously mentioned acquisitions and the financing of capital expenditures.

     Provision for Income Taxes: The provision for income taxes remained constant at $2.1 million. The Company's effective income tax rate decreased from 44.8% to 41.5% due to the reduced impact of non-deductible amortization of intangible assets.

     Income Before Extraordinary Gain: The Company's income before extraordinary gain increased by $.4 million from $2.6 million to $3.0 million.

     Extraordinary   Gain:  The  Company  recorded a  $357,000 million after-tax extraordinary gain on the early extinguishment of certain debt at a discount in 1994.

     Net Income: For the reasons described above, the Company's net income remained constant at $3.0 million.

Year Ended December 31, 1994 (Restated) Compared to Year Ended December 31, 1993
     Revenue: Revenue increased by $12.5 million, or 77.3%, from $16.2 million to $28.7 million. The increase in revenue was primarily due to the acquisition of Victory in July 1994 (which accounted for $6.9 million of the increase), increased landfill activity and $1.9 million from a transfer station and hauling company acquired in the second half of 1993. Offsetting these increases was an absence of $1.1 million of revenue from the Company's waste brokerage business which ceased operations as of December 31, 1993.

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

     General and Administrative Expenses: General and administrative expenses increased by $2.6 million from $2.1 million to $4.7 million, and increased as a percentage of revenue from 12.7% to 16.5%. The increases were due to increased corporate staffing levels and increased professional fees.

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

     Provision for Income Taxes: The provision for income taxes increased by $1.4 million, from $721,000 to $2.1 million, primarily as a result of a higher income level in 1994.

     Income Before Extraordinary Gain: The Company's income before extraordinary gain increased by $1.6 million from $953,000 to $2.6 million.

     Extraordinary Gain: The Company recorded a $357,000 after-tax extraordinary gain on the early extinguishment of certain debt at a discount in 1994.

     Net Income: For the reasons described above, the Company's net income increased by $2.0 million from $953,000 to $3.0 million.

     Liquidity and Capital Resources The Company's cash applications consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and acquisitions. At December 31, 1995, the Company had a working capital deficit of $2.0 million compared to a surplus of $5.2 million at December 31, 1994. Cash and cash equivalents balances were $3.5 million at December 31, 1995 versus $4.7 million at December 31, 1994. The decrease in working capital is primarily due to short-term debt incurred or assumed in the 1995 business acquisitions, increased income taxes payable and a larger portion of accrued landfill closure costs recorded as a current liability.

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

The Company constructs landfill cells with an average useful disposal life of two to three years. This construction policy usually results in partial or total cell closure within two to five years of a cell first accepting waste. Closure requirements and post-closure care requirements are governed by various state regulatory agencies and are typically a component of the landfills operating permit. All of the Company's operatinglandfills are required to provided 30 years of post-closure care. Closure costs are determined by many factors including total acreage to be closed, composition of the closure cap, on-site availability of materials and others. While management estimates such future costs for each landfill site, such estimates of the amount and timings are fixed or reliably determinable. Accordingly, the Company's estimate of these costs in current dollars is inflated at a rate of 4% until the expected time of payment and then discounted to present value at 8%.

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

                                                              Three Months Ended
                         March 31,     June 30,     Sept 30,      Dec. 31,   March 31,   June 30,   Sept. 30,    Dec. 31,
                           1994         1994          1994          1994       1995       1995        1995        1995
                                                    (Restated   (Restated   (Restated   (Restated   (Restated    (Restated
                                                    See Note 1) See Note 1) See Note 1) See Note 1) See Note 1)  See Note 1)
                         --------     --------      --------    --------    --------    -------     ---------    --------

Revenue ..............  $4,374        $5,388        $9,373      $9,593      $ 9,708     $10,770     $12,965      $14,372
Income from
 operations(a).......   $  832        $1,292        $2,134      $2,509      $ 2,147     $ 2,697     $ 3,097       ($350)
Fully diluted earnings
 per share before
 extraordinary gain(a) $ 0.05         $ 0.09        $ 0.10      $ 0.10      $  0.08     $  0.10     $  0.12      ($0.03)
Fully diluted weighted
  average number of
  shares .............   5,658         6,105         7,590      10,176       11,304      11,438      11,507       14,382


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

Dated:  December 13, 1996



                              CONTINENTAL WASTE INDUSTRIES, INC.
                                   (Registrant)


                              By:   /S/  THOMAS A. VOLINI
                                    Thomas A. Volini
                                    Chairman of the Board and
                                    Chief Operating Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 13th day of December, 1996.



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

                       CONTINENTAL WASTE INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 The following consolidated financial statements of Continental Waste Industries, Inc. and subsidiaries are included in Item 8:


Report of Independent Public Accountants............................F-3

Consolidated Balance Sheets -- As of December 31, 1995 and 1994
(Restated - See Note 1).............................................F-4

Consolidated Statements of Income -- For the years ended
 December 31, 1995, 1994 (Restated - See Note 1)and 1993 ...........F-5

Consolidated Statements of Stockholders' Equity -- For the years ended December 31, 1995, 1994 (Restated - See Note 1) and 1993 .....F-6

Consolidated Statements of Cash Flows -- For the years ended
 December 31, 1995, 1994 (Restated - See Note 1) and 1993...........F-7

Notes to Consolidated Financial Statements..........................F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Continental Waste Industries, Inc.:


We have audited the accompanying consolidated balance sheets of CONTINENTAL WASTE INDUSTRIES, INC. (a Delaware corporation) and SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 as restated - see Note 1. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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



ARTHUR ANDERSEN LLP

Chicago, Illinois
February 20, 1996 (except with respect to the matter
                  discussed in Note 1, as to which the
                  date is December 11, 1996)

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1995 and 1994


                                     ASSETS

                                                1995          1994
                                             (Restated - See Note 1)
                                            ------------   ------------
CURRENT ASSETS:

  Cash and cash equivalents................$  3,483,154     $ 4,677,237
  Accounts and notes receivable, net.......   8,169,121       5,295,770
  Prepaid expenses.........................   2,458,141       3,214,902
  Deferred income taxes....................     377,447         523,752
                                           -------------   ------------
    Total current assets...................  14,487,863      13,711,661
                                           -------------   -------------

PROPERTY AND EQUIPMENT, at cost:

  Land, landfill sites and improvements....  59,427,605      48,472,232
  Buildings and improvements...............   4,423,169       2,426,922
  Vehicles and equipment...................  32,827,833      19,127,148
  Office furniture and equipment...........     618,413         692,514
                                           -------------   -------------
                                             97,297,020      70,718,816
  Less--Accumulated depreciation and .....   14,215,696       7,941,916
     amortization                          -------------   -------------
      Net property and equipment...........  83,081,324      62,776,900
                                           -------------   -------------
OTHER ASSETS:

  Excess cost over fair value of net
     assets acquired, net..................  14,614,475       6,471,632
  Agreements not to compete, net...........   1,164,493       1,245,368
  Cash held in escrow......................   3,749,038       1,121,220
  Land purchase option.....................   1,000,000       1,000,000
  Other....................................   6,124,138       2,551,247
                                             ----------    ------------
      Total other assets...................  26,652,144      12,389,467
                                             ----------    ------------
                                           $124,221,331     $88,878,028
                                           ============     ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  1995         1994
                                               (Restated - See Note 1)
                                              ------------   ----------
CURRENT LIABILITIES:

  Notes payable ..............................$  2,117,500  $      -
  Current maturities of long-term debt........   2,528,741      856,731
  Accounts payable............................   2,543,768    2,908,686
  Income taxes payable........................   3,244,662    1,454,678
  Other accrued liabilities...................   6,042,677    3,338,848
                                              ------------   ----------
      Total current liabilities...............  16,477,348    8,558,943
                                              ------------   ----------

LONG-TERM LIABILITIES:

  Long-term debt, less current maturities.....  20,774,991   24,491,315
  Deferred income taxes.......................   7,160,625    8,432,804
  Accrued landfill closure costs, less
    current portion...........................   6,748,474    6,647,577
  Other long-term liabilities.................   2,788,640    3,722,788
                                              ------------   ----------
       Total long-term liabilities............  37,472,730   43,294,484
                                              ------------   ----------

COMMITMENTS AND CONTINGENCIES:................
STOCKHOLDERS' EQUITY:

  Common stock, $.0006 par value, 40,000,000
   and 16,666,666 shares authorized in 1995
   and 1994, 14,089,742 and 10,335,540 shares
   issued in 1995 and 1994, respectively.....        8,454        6,201
  Additional paid-in capital.................   63,063,241   32,455,361
  Retained earnings..........................    7,671,657    4,669,588
  Treasury stock (79,375 and 18,450 common
   shares at cost in 1995 and 1994,
   respectively).............................    (472,099)    (106,549)
                                              ------------   ----------
      Total stockholders' equity............   70,271,253    37,024,601
                                              ------------  -----------
                                             $124,221,331   $88,878,028
                                             ============   ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
                                       F-4

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 1995, 1994 and 1993


                                             1995         1994         1993
                                         (Restated - See Note 1)
                                           --------     --------    ----------

REVENUE                                   $47,815,275  $28,728,298 $16,203,848
COSTS AND EXPENSES:

  Operating expenses...................... 22,181,707   13,421,788   8,603,304
  General and administrative expenses.....  7,915,790    4,736,856   2,066,668
  Depreciation and amortization...........  6,863,120    3,802,461   2,605,576
  Office closing charge...................  3,264,000            -           -
                                          -----------   ----------   ---------

      Income from operations..............  7,590,658    6,767,193   2,928,300
                                          -----------    ---------   ---------

OTHER INCOME (EXPENSES):

  Interest expense........................(2,658,912)  (1,881,173) (1,303,110)
  Other, net..............................    205,006    (125,878)      48,671
                                          -----------  ----------- -----------
    Other income (expense), net...........(2,453,906)  (2,007,051) (1,254,439)
                                          -----------  ----------- -----------
      Income before income taxes and
        extradorinary gain................ 5,136,752    4,760,142   1,673,861

PROVISION FOR INCOME TAXES................(2,134,683)  (2,131,659)   (721,070)
                                           ----------    ----------   ---------
      Income before extraordinary gain....  3,002,069    2,628,483     952,791
EXTRAORDINARY GAIN, net of $280,280 of
     income taxes.........................          -      356,720           -
                                           ----------    ----------   ---------
      Net income..........................$ 3,002,069  $ 2,985,203  $  952,791
                                          ===========  ===========  ==========

EARNINGS PER SHARE:

  Primary:
    Income before extraordinary gain......      $0.25        $0.39       $0.21
    Extraordinary gain....................          -         0.05           -
                                            ----------   ----------   ---------

      Net income..........................      $0.25        $0.44       $0.21
                                          ===========   ==========   =========

  Fully diluted:
    Income before extraordinary gain......      $0.25        $0.34       $0.19
    Extraordinary gain....................          -         0.05           -
                                            ----------   ----------   ---------

      Net income..........................      $0.25        $0.39       $0.19
                                           ==========    =========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993

                                    Series A   Series B               Additional
                                    Preferred  Preferred    Common     Paid-in    Retained    Treasury
                                      Stock      Stock      Stock      Capital    Earnings     Stock
                                  ----------  ----------   --------    ---------  ---------  ---------
BALANCE, December 31, 1992 ......$2,642,120  $ 2,379,000  $2,178    $   664,595  $  861,584  $    --
  Net income ....................      --           --      --             --       952,791       --
  Preferred stock dividends
    declared ....................      --           --      --             --      (129,990)      --
  Finet Acquisition .............      --           --       267        698,225        --         --
  Exchange of common stock for
    preferred stock .............  (243,992)        --        43        243,949        --         --
  Additional common stock issued
    in Finet Acquisition ........      --           --       133        745,447        --         --
  Issuance of common stock ......      --           --        44        244,001        --         --

                                 ---------- ------------  ------   ------------  ----------  ---------

BALANCE, December 31, 1993 ...... 2,398,128    2,379,000   2,665      2,596,217   1,684,385       --
  Net income (Restated - See
    Note 1)  ....................      --           --      --             --     2,985,203       --
  Issuance of common stock, net
    of offering costs ...........      --           --     2,184     16,517,493        --         --
  Conversion of preferred stock
    into common stock ...........(2,398,128)        --       425      2,397,703        --         --
  Redemption of preferred stock .      --     (2,379,000)   --             --          --         --
  Warrants exercised for common
    stock .......................      --           --       137      1,233,673        --         --
  Victory Waste Acquisition .....      --           --       746      9,230,769        --         --
  Issuance of warrants and option
    as obligation settlements ...      --           --      --          165,000        --         --
  Purchase of treasury stock ....      --           --      --             --          --     (106,549)
  Common stock issued for
    acquired businesses .........      --           --        44        314,506        --         --

                                 ---------- ------------  ------   ------------  ----------  ---------

BALANCE, December 31, 1994
   (Restated - See Note 1) ......      --           --     6,201     32,455,361   4,669,588   (106,549)
  Net income (Restated - See
   Note 1)   ....................      --           --      --             --     3,002,069       --
  Issuance of common stock, net of
    offering costs ..............      --           --     2,007     30,376,294        --         --
  Common stock issued for acquired
    businesses and investment ...      --           --        99      1,099,671        --         --
  Cancellation of previously
    recorded stock options ......      --           --      --       (2,016,000)       --         --
  Issuance of common stock and
    warrants as obligation
    settlements .................      --           --       108        925,193        --         --
  Purchase of treasury stock ....      --           --      --             --          --     (365,550)
  Warrants and options exercised
    for common stock ............      --           --        39        222,722        --         --

                                  --------- ------------  ------   ------------  ----------  ---------

BALANCE, December 31, 1995
   (Restated - See Note 1) ......  $   --   $       --    $8,454    $63,063,241  $7,671,657  $(472,099)

                                   ======== ============  ======    ===========  ==========  ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993

                                                          1995           1994         1993
                                                       (Restated - See Note 1)
                                                     -------------  ------------ -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................... $ 3,002,069   $ 2,985,203   $   952,791
  Adjustments to reconcile net income to net cash
    provided by operating activities--
      Depreciation and amortization...................   6,863,120     3,802,461     2,605,576
      Office closing charge...........................   3,264,000             -             -
      Extraordinary gain, net of income taxes.........           -     (356,720)             -
      Provision (benefit) for deferred income taxes... (1,218,365)       845,404       552,786
      Compensatory options, warrants and common shares   1,063,819       364,836             -
      Changes in operating assets and liabilities, net
        of effect of business acquisitions--
          Accounts and notes receivable, net.......... (2,261,776)   (1,283,722)     (891,621)
          Prepaid expenses............................ (1,406,557)     (289,984)     (116,310)
          Other assets................................ (1,208,643)     (480,112)     (207,065)
          Accounts payable............................   (829,354)       483,638       656,657
          Income taxes payable........................  1,789,984       650,544        68,797
          Accrued landfill closure costs.............. (1,302,103)       712,941       129,586
          Other accrued liabilities...................     834,240   (2,229,541)      (14,543)
                                                      ------------   -----------   -----------
            Net cash provided by operating............   8,590,434     5,204,948     3,736,654
              activities                              ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................(19,680,791)  (12,826,591)   (3,485,177)
  Landfill development project additions..............   (296,937)   (1,514,547)             -
  Cash paid for businesses and investment,
    net of cash acquired.............................. (6,664,520)     (475,000)      (18,087)
  Cash paid for common and preferred stock
    of minority interest..............................   (948,482)             -             -
  Cash acquired in businesses purchased with stock....           -       323,633       699,707
  (Increase) decrease in cash held in escrow, net
    of effect of business acquisitions................ (2,627,818)     (483,873)       324,410
                                                      ------------   -----------   -----------
      Net cash used in investing activities...........(30,218,548)  (14,976,378)   (2,479,147)
                                                      ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under revolving lines       16,400,000     (240,000)     (160,000)
    of credit
  Issuance of long-term debt..........................     782,000    13,496,468     4,030,355
  Payments on long-term debt..........................(26,074,009)  (14,659,801)   (5,105,108)
  Issuance of common stock, net of offering costs.....  30,378,301    16,369,800        64,015
  Deferred financing costs paid.......................   (909,472)     (119,946)     (133,565)
  Redemption of Series B preferred stock..............           -   (2,379,000)             -
  Preferred stock dividends paid......................           -     (208,164)      (44,620)
  Warrants and options exercised for common stock.....     222,761     1,233,810             -
  Purchase of treasury stock..........................   (365,550)     (106,549)             -
                                                      ------------   -----------   -----------
      Net cash provided by (used in) financing          20,434,031    13,386,618   (1,348,923)
        activities                                    ------------   -----------   -----------

      Net increase (decrease) in cash and cash........ (1,194,083)     3,615,188      (91,416)
        equivalents

CASH AND CASH EQUIVALENTS, beginning of year..........   4,677,237     1,062,049     1,153,465
                                                      ------------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year................ $ 3,483,154   $ 4,677,237   $ 1,062,049
                                                       ===========   ===========   ===========



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

          The Company's previously filed 1994 and 1995 financial statements have been restated herein to reflect certain costs as compensatory rather than as consideration paid in a business acquisition. The income statement effect of this restatement was as follows:

                                   1994                         1995
                            ------------------          ---------------------
                            As previously              As previously
                               filed     As restated      filed     As restated

General and administrative
  expenses                    $4,484,856  $4,736,856    $ 6,882,790  $7,915,790
Office Closing charge           ---           ---       $ 1,500,000  $3,264,000
Income from operations         7,019,193   6,767,193     10,387,658   7,590,658
Income before income taxes
 and extraordinary gain        5,012,142   4,760,142      7,933,752   5,136,752
Net income                     3,124,357   2,985,203      4,636,636   3,002,069
Primary earnings per share          0.45        0.44           0.38        0.25
Fully-diluted earnings per share    0.41        0.39           0.38        0.25

The restatement's effect on total stockholders' equity was a decrease of $121,154 to $37,024,601 as of December 31, 1994 and a decrease of $1,773,721 to
$70,271,253 as of December 31, 1995.

In addition to the above restatement, the Company also reclassified certain landfill cell development costs which were previously reflected as a component of prepaid expenses into land, landfill site and improvements. Such amounts were $3,763,908 and $4,420,587 as of December 31, 1994 and 1995, respectively.

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

          The Company constructs landfill cells with an average useful disposal life of two to three years. This construction policy usually results in partial or total cell closure within two to five years of a cell first accepting waste. Closure requirements and post-closure care requirements are governed by various state regulatory agencies and are typically a component of the landfills operating permit. All of the Company's operating landfills are required to provided 30 years of post-closure care. Closure costs are determined by many factors including total acreage to be closed, composition of the closure cap, on-site availability of materials and others. While management estimates such future costs for each landfill site, such estimates of the amount and timings of such costs are fixed or reliably determinable. Accordingly, the Company's estimate of these costs in current dollars is inflated at a rate of 4% until the expected time of payment and then discounted to present value at 8%.

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

          Land Purchase Option:
          The $1,000,000 land purchase option is an option to purchase 200 acres of land adjacent to the Company's Forest Lawn Landfill in Three Oaks, Michigan. Forty acres of the 200 acres have already been approved by Berrien County for landfill use and 110 acres have been similarly approved for composting of waste and various other related activities. The expiration date of the option is October 16, 2000. The option must be exercised prior to the expiration date or the date on which the 40 acres of the 200 acres is licensed by the State of Michigan to receive solid waste for disposal, whichever occurs first. The exercise price of this option is $4,250,000.

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

          In July 1994, the Company acquired approximately 73% of the issued and outstanding stock of Victory Waste Incorporated ("Victory") for 831,425 Shares. Since July 1994, the Company has issued 482,854 Shares and $948,482 in cash to acquire the remaining interest in Victory and its subsidiary.
                                      F-11

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 3 - Business Combinations: (Continued)

          In conjunction with the Victory acquisition, two former directors and officers of Victory entered into employment agreements with the Company which included a provision for payment in Shares contingent upon the net income of Victory for the year ended December 31, 1995. Based on such income, management estimates the Company will issue 22,740 Shares to each officer. Such Shares are reflected as outstanding as of December 31, 1995. Such deemed issuance increased general and administrative expense by $529,000. The officers will also receive 52,778 Shares each if certain permits are issued for a certain landfill.

          These employment agreements also provided for the annual issuance of stock options with an aggregate fair market value of $2,520,000. As these options were contractually issuable, the Company recorded prepaid compensation costs for their full value and an increase to additional paid in capital as of the acquisition date. The prepaid compensation costs were to be amoritzed ratably over the five year term of the employment agreements. In June 1995, $504,000 of such value was granted in the form of stock options. On December 31, 1995, both employees terminated their agreements with the Company each in exchange for $600,000 of cash paid in January 1996 and a $500,000 non-interest bearing note due in two installments maturing in January 1997 and 1998. The termination of these agreements prompted the Company to close its administrative office in Indianapolis, Indiana, and to write-off certain related Victory contracts as described in
          Note 4 - Office Closing Charge. Due to the cancellation of the employment agreements under which the aforementioned stock options were to be issued, the Company included the unamortized compensatory options to the office closing charge and fully expensed the $1,764,000 unamortized balance of the prepaid compensation costs in such charge.

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

                                        1995           1994            1993
                                      -----------   -----------    -----------
Pro forma revenue.................... $54,167,940   $46,866,140    $28,913,757
                                      ===========   ===========    ===========

Pro forma income before
  extraordinary gain................. $ 2,877,875   $ 2,461,386    $   577,890
                                      ===========   ===========    ===========

Pro forma net income................. $ 2,877,875   $ 2,818,106    $   577,890
                                      ===========   ===========    ===========

Pro forma primary earnings per
  share before extraordinary gain....$       0.24   $      0.36    $      0.08
                                      ===========   ===========    ===========

Pro forma fully diluted earnings per
  share before extraordinary gain... $       0.24    $     0.33    $      0.08
                                      ===========   ===========    ===========

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

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 4 - Office Closing Charge:

          Concurrent with the termination of the two officers' employment agreements, the Company closed its Victory headquarters in Indianapolis, Indiana and recorded a related $3,264,000 pretax charge for such closing. The major components of the charge include approximately (i) $2,237,000 severance package costs for the two officers including the write-off of unamortized prepaid compensation costs and (net of the reversal of the value of previously recorded stock options to be issued pursuant to the employment agreements),
          (ii) costs related to future contractual payments to be made under several agreements in place at the time the Company acquired Victory,
          (iii) the write off of certain office equipment and (iv) other costs, such as lease obligations and severance pay to office employees, related to the physical closure of the office.

Note 5 - Earnings Per Share:

          Earnings per share information presented herein for 1993 reflect the conversions described in Note 3 related to the Finet Acquisition and for all years reflect the effect of the stock split described in Note 1.

          Earnings per share for the years ended December 31, 1995 and 1994 were computed based on the following weighted average common and common equivalent shares:

                                               1995        1994          1995          1994
                                              Primary     Primary   Fully Diluted Fully Diluted
                                             ----------  --------- ------------- -------------
Weighted average common and common
 equivalent shares:
  Shares outstanding.......................  11,277,572  6,275,485   11,277,572   6,275,485
  Dilutive stock options, warrants and
   convertible Series A preferred stock....     701,828    530,918      731,735   1,197,605
  Contingent shares and options related to
    the Victory acquisition................           -     51,347      105,556     140,031
                                             ----------  --------- ------------   ---------
                                             11,979,400  6,857,750   12,114,863   7,613,121
                                             ==========  =========   ==========   =========

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


Note 13 - Income Taxes:

          The Company, except for its two-thirds owned subsidiary, Prichard Landfill Corporation ("Prichard"), reports taxes on a consolidated basis for federal tax purposes and by legal entity for state income tax purposes. Income taxes are provided at statutory rates based on income reported for financial statement purposes. A summary of income tax expense is shown below:

                                 1995          1994           1993
                               ----------    ----------    ---------
Taxes currently payable:
       Federal                 $2,604,903    $1,052,016     $125,884
       State                      748,145       234,239       42,400
Prepaid and deferred taxes     (1,218,365)      845,404      552,786
                               ----------    ----------    ---------
                               $2,134,683    $2,131,659     $721,070
                               ==========    ==========     ========

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 13 - Income Taxes: (Continued)

          The table below reconciles the differences between the statutory federal income tax rate and the Company's effective income tax rate:

                                         1995          1994          1993
                                     ----------     ----------    ----------
Statutory federal income tax......   $1,746,496     $1,657,983      $559,861
State income taxes, net of the
  federal income tax benefit......      304,088        290,188        76,865
Nondeductible amortization........      146,741         90,331        73,619
Change in valuation allowance.....       39,807       (25,020)        47,165
Others, net.......................    (102,449)        118,177      (36,440)
                                     ----------     ----------    ----------
Reported provision for income taxes  $2,134,683     $2,131,659      $721,070
                                     ==========     ==========     =========

          Deferred tax benefits and obligations result from the differences in the timing of the recognition of certain income and expense items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows:

                                  December 31, 1995         December 31, 1994
                              -------------------------   ---------------------
                                Benefits  Obligations     Benefits Obligations
                              ----------  ------------   --------- ----------
Property basis differences....$       --  $(9,547,449)   $    --   $(10,736,103)
Reserves for landfill site.... 1,928,361            --   1,976,134           --
  closure costs
Office closing charge accrual.   409,365            --          --           --
Credit carryforwards..........    92,930            --     175,543           --
Nondeductible bonus accruals..    68,163            --     136,325           --
Other nondeductible accruals..   372,716            --     524,509           --
Other, net....................        --     (107,264)      14,539           --
                              ----------  ------------  ---------- ------------
    Total.....................$2,871,535  $(9,654,713)  $2,827,050 $(10,736,103)
                              ==========  ============  ========== =============
          In the consolidated balance sheets, these deferred benefits and deferred obligations are classified as deferred income tax assets or deferred income tax liabilities based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference. Credit carryforwards primarily consist of net operating losses subject to various limitations under the current tax laws. Credit carryforwards as of December 31, 1995 expire, if unused, in 2008.

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

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

Note 15 - Supplemental Cash Flows and Non-Cash Transactions Disclosure:


                                             1995          1994         1993
                                           ----------  ------------  -----------
Cash paid during year for:
  Interest, net of interest capitalized... $2,440,379  $  1,969,891  $1,308,792

  Income taxes............................  1,218,011       441,105      46,206
                                           ----------  ------------ -----------
                                           ----------  ------------ -----------
Business acquisitions and investment
    (excluding Finet):
  Shares issued........................... $1,099,770  $  6,476,049   $       -
  Issuable common stock and options.......          -       550,008           -
  Notes and other payables issued to
   sellers ...............................  3,796,240     1,222,500     290,091
  Receivables forgiven....................          -       100,000           -
  Cash paid...............................  6,664,520       475,000      81,846
                                           ----------  ------------ -----------
    Total consideration paid.............. 11,560,530     8,823,557     371,937
    Assets received....................... 17,518,297    33,658,649   1,108,784
                                           ----------  ------------ -----------
    Liabilities assumed................... $5,957,767   $24,835,092  $  736,847
                                           ----------  ------------ -----------
                                           ----------  ------------ -----------
Conversion of Series A preferred stock
   into shares............................ $       -  $  2,398,128   $       -
                                           ---------  ------------  ----------
                                           ---------  ------------  ----------
Shares and warrants issued in settlement
  of certain obligations.................. $  925,301  $    314,885  $  180,000
                                           ---------  ------------  ----------
                                           ---------  ------------  ----------
Property received in settlement
  of accounts receivable.................. $       -   $         -   $  716,000
                                           ---------  ------------   ----------
                                           ---------  ------------   ----------
Finet Acquisition:
  Cash acquired........................... $       -   $         -   $  856,212
  Shares issued in replacement of
    preferred stock.......................         -             -      243,992
  Shares issued in settlement of
    amounts due to certain stockholders...         -             -      750,000
                                           ---------  ------------   ----------
                                           ---------  ------------   ----------

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


Note 17 - Subsequent Event (Unaudited):

          During June 1996, the Company entered into an Agreement and Plan of Merger with Republic Industries, Inc. ("Republic"), pursuant to which the parties will enter into a business combination for which each share of the Company's common stock will be exchanged for 0.8 shares of Republic's common stock. The proposed transaction, which is intended to be accounted for as a pooling-of-interests business combination, is subject to the approval of regulators and Company shareholders and other customary terms and conditions.