Form 10-Q/A
period 1996-09-30
CONTINENTAL WASTE INDUSTRIES INC
filed 1996-12-13
CIK 876035

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


                                      INDEX




PART I.  FINANCIAL INFORMATION
                                                                    Page
Item 1.     Financial Statements (Unaudited):
            (Restated - See Note 1)

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

Item 6.     Exhibits and Reports on Form 8-K.........................21



SIGNATURE............................................................24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                   (Restated -     (Restated
                                                   See Note 1)     See Note 1)
                                                   September 30,   December 31,
                                                       1996           1995
                                                   -------------   ------------

                                      ASSETS
Current assets:
  Cash and cash equivalents....................   $   1,601,079   $   3,483,154
  Accounts receivable - net....................      11,881,059       8,169,121
  Other current assets.........................       3,871,616       2,835,588
                                                   ------------   -------------
Total current assets...........................      17,353,754      14,487,863
Landfill sites, property and equipment - net... 110,029,274 83,081,324 Excess cost over the fair value of net assets
     acquired - net............................      23,526,951      14,614,475
Other assets...................................      12,585,432      12,037,669
                                                   ------------   -------------
Total assets...................................    $163,495,411    $124,221,331
                                                   ============    ============



                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
       long-term debt...........................  $   5,198,782   $   4,646,241
  Accounts payable..............................      3,089,624       2,543,768
  Other accrued liabilities.....................     11,945,405       9,287,339
                                                   ------------   -------------
Total current liabilities.......................     20,233,811      16,477,348
Long-term debt, less current maturities.........     45,096,996      20,774,991
Accrued landfill closure costs, less
       current portion..........................      7,369,475       6,748,474
Other long-term liabilities.....................     15,251,684       9,949,265
Stockholders' equity:
  Common stock, $.0006, authorized 40,000,000
       shares, 15,428,210 and 14,089,742 shares
       issued in 1996 and 1995, respectively....          9,257           8,454
  Additional paid-in capital....................     74,808,221      63,063,241
  Retained earnings.............................      1,198,066       7,671,657
  Treasury stock (79,375 common shares at cost).      (472,099)       (472,099)
                                                   ------------   -------------
Total stockholders' equity..................         75,543,445      70,271,253
                                                   ------------   -------------
Total liabilities and stockholders' equity..       $163,495,411    $124,221,331
                                                   ============   =============


                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                              these balance sheets.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                   -----------------------------
                                                                    (Restated -
                                                                    See Note 1)
                                                       1996              1995
                                                   ------------     ------------
Revenue........................................    $20,899,082       $12,964,500
Costs and expenses:
  Operating expenses...........................     18,027,449         5,974,828
  General and administrative expenses..........      3,377,587         2,085,693
  Depreciation and amortization................      3,045,930         1,807,220
  Special charge...............................      7,623,124                 -
                                                  ------------      ------------
Income (loss) from operations..................   (11,175,008)         3,096,759
                                                  ------------      ------------
Other income (expenses):
  Interest expense.............................    (1,166,738)         (913,875)
  Other, net...................................        779,672            72,653
                                                  ------------      ------------
    Other income (expenses), net...............      (387,066)         (841,222)
                                                  ------------      ------------
Income before income taxes.....................   (11,562,074)         2,255,537
(Provision) benefit for income taxes...........      1,946,029         (885,893)
                                                  ------------      ------------
Net income (loss)..............................   ($9,616,045)       $ 1,369,644
                                                  ============      ============
Earnings (loss) per share......................        ($0.63)             $0.12
                                                  ============      ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)





                                                  Nine Months Ended
                                                    September 30,
                                       -----------------------------------
                                                                (Restated -
                                                                See Note 1)
                                              1996                 1995
                                       -----------------    ---------------

Revenue............................         $53,708,980         $33,442,798
Costs and expenses:
  Operating expenses...............          36,049,688          15,351,100
  General and administrative expen.           7,489,697           5,586,128
  Depreciation and amortization....           8,080,115           4,566,201
  Special charge...................           7,623,124                   -
                                       -----------------    ---------------
Income (loss) from operations......         (5,533,644)           7,939,369
                                       -----------------    ---------------
Other income (expenses):
  Interest expense.................         (2,293,831)         (2,126,457)
  Other, net.......................          1,129,655            (13,005)
                                       -----------------    ---------------
    Other income (expenses), net...         (1,164,176)         (2,139,462)
                                       -----------------    ---------------
Income (loss) before income taxes .         (6,697,820)           5,799,907
Provision for income taxes.........           (207,711)         (2,394,206)
                                       -----------------    ---------------
Net income (loss)..................        ($6,905,531)         $ 3,405,701
                                        ===============     ===============
Earnings (loss) per share..........             ($0.45)               $0.30
                                        ===============     ===============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                    ---------------------------
                                                                    (Restated -
                                                                    See Note 1)
                                                         1996          1995
                                                    -------------  ------------
Cash flows from operating activities:
  Net income (loss)................................. ($6,905,531)    $3,405,701
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation ...................................    7,489,064     4,125,948
    Amortization....................................      986,659       440,253
    Non-cash components of special charge...........    6,298,735             -
  Changes in  operating  assets  and  liabilities,
      net of  effect  of  acquired businesses:
    Accounts receivable, net........................  (1,351,477)   (1,281,920)
    Other current assets............................    (523,307)     (261,326)
    Accounts payable................................    (327,991)       324,631
    Other current liabilities.......................  (1,559,313)     (674,713)
    Other long-term liabilities.....................    2,810,986        31,413
    Other long-term assets..........................    (417,316)     (897,088)
                                                       ----------   -----------
  Net cash provided by operating activities.........    6,500,509     5,212,899
                                                       ----------   -----------
Cash flows from investing activities:
    Proceeds from sale of Mexico operations.........    2,574,089             -
    Capital expenditures............................ (19,043,729)  (15,412,583)
    Cash paid for businesses, net of cash acquired.. (11,139,535) (5,328,309) Cash paid for common and preferred stock of
      minority interest.............................            -   (1,219,739)
    Increase in cash held in escrow.................    (662,080)   (1,901,355)
                                                       ----------  ------------
  Net cash used in investing activities............. (28,271,255)  (23,861,986)
                                                       ----------  ------------
Cash flows from financing activities:
    Net borrowings under revolving line of credit...   22,200,000    41,550,000
    Issuance of long-term debt......................    4,078,716       262,968
    Payments on long-term debt......................  (6,991,746)  (24,767,867)
    Deferred financing costs paid...................     (90,505)     (607,877)
    Issuance of common stock........................       80,930       305,479
    Purchase of treasury stock......................            -     (365,550)
    Exercise of warrants for common stock...........      688,997       218,715
    Other...........................................     (77,721)             -
                                                       ----------  ------------
  Net cash provided by financing activities.........   19,888,671    16,595,868
                                                       ----------  ------------

Net decrease in cash and cash equivalents...........  (1,882,075)   (2,053,219)
Cash and cash equivalents, beginning of year........    3,483,154     4,677,237
                                                       ----------  ------------

Cash and cash equivalents, end of period............   $1,601,079    $2,624,018
                                                       ==========    ==========



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

The Company's previously filed consolidated balance sheet as of December 31, 1995 and condensed consolidated statements of income and cash flows for the nine months ended September 30, 1995 have been restated herein to reflect certain costs as compensatory rather than as consideration paid in a business acquisition. The income statement effect of this restatement was as follows:

                                                       1995
                                                  ------------------------------
                                                  As previously
                                                      filed       As restated
                                                  ------------------------------
General and administrataive expenses              $4,811,381       $5,586,128
Income from operations                             8,714,116        7,939,369
Net income                                         3,858,463        3,405,701
Earnings per share                                      0.34             0.30

The  restatement's   effect  on  total  stockholders'  equity  was  decrease  of
$1,773,721 to $70,271,253 as of December 31, 1995.

In addition to the above restatement, the Company also reclassified certain landfill cell development costs which were previously reflected as a component of prepaid expenses into land, landfill site and improvements. Such costs were $4,420,587 and $4,048,465 as of December 31, 1995 and September 30, 1996,
respectively.

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

On July 1, 1996, the Company completed its acquisition of Statewide Environmental Contractors, Inc. and its affiliated companies, Recycling Industries, Inc. and Lomac Realty (collectively, "Statewide"). These three companies are engaged in the waste management business in central New Jersey. The purchase price of Statewide was $18.6 million and consisted of $7.5 million in cash, 555,512 Shares (valued at $8.1 million based on the quoted market price as of the date of the definitive letter of intent to acquire Statewide) and $3.0 million in notes payable to the sellers. The cash portion of the purchase price was financed from borrowings under the Company's Credit Facility. The total purchase price of Statewide was allocated to various assets and liabilities baesd on management's best estimate using the latest information as possible. The major categories of the purchase price are as follows:

          Property and equipment             $12,315,000
          Accounts receivable                  1,546,000
          Goodwill                             8,680,000
          Other insignificant assets           1,030,000
          Accruals                           (4,971,000)
                                             -----------
                                             $18,600,000
                                             ===========

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

The following summarizes the pro forma operating results of the Company for the nine months ended September 30, 1996 and 1995 as if the 1995 Acquisitions (for
1995) and the Statewide acquisition had occurred at the beginning of the applicable period (in 000's):

                                                    Nine Months Ended
                                                      September 30,
                                            -------------------------------
                                                  1996              1995
                                                                 (Restated -
                                                                 See Note 1)
                                            --------------    --------------

Pro forma revenue.........................       $59,799           $49,011
                                                ========          ========
Pro forma net income (loss)...............      ($7,245)           $ 3,745
                                                ========          ========
Pro forma earnings (loss) per share.......       ($0.46)             $0.50
                                                ========          ========


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

                CONTINENTAL WASTE INDUSTRIES, INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 3 - Earnings Per Share

Earnings per share for the three and nine months ended September 30, 1996 and 1995 was based on the following:


                                                  Three Months Ended             Nine Months Ended
                                              ---------------------------     --------------------------
                                                9/30/96         9/30/95         9/30/96         9/30/95
                                              ------------    -----------     -----------     ----------

Weighted average common and common
  equivalent shares:
    Shares outstanding......................  15,297,000      10,612,000      14,819,000      10,462,000
    Dilutive stock options and warrants.....           -         687,000         398,000         751,000
                                              ----------      ----------      ----------      ----------
                                              15,297,000      11,299,000      15,217,000      11,213,000
                                              ==========      ==========      ==========      ==========


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


Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995 (Restated)

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

General and Administrative Expenses:
General and administrative expenses increased by $1.3 million from $2.1 million to $3.4 million and increased as a percentage of revenues from 16.1% to 16.2%. The dollar increase was primarily due to the above mentioned acquisitions and the write-off of certain receivables related to the suspended operations of the Company's West Virginia landfill. The percentage increase resulted from the additional bad debt expense more than offsetting the lower general and administrative expenses as a percent of sales due to the synergies obtained with the acquired companies.

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

Provision (Benefit) for Income Taxes:
The provision (benefit) for income taxes was a $886,000 provision for the third quarter of 1995 and a benefit of $1.9 million for the same period of 1996. This change was the result of the special charge and the loss incurred in the third quarter of 1996. No income tax benefit was recorded for the losses associated with suspended operations at the Company's 662/3 owned landfill in West Virginia due to the significant uncertainty related to the realizability of such benefit.

Net Income (Loss):
For the reasons discussed above, the Company's net income decreased by $11.0 million from the comparable prior year period.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995 (Restated)

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

General and Administrative Expenses: General and administrative expenses increased by $1.9 million from $5.6 million to $7.5 million and decreased as a percentage of revenues from 16.7% to 13.9%. The percentage decrease was primarily attributable to synergies obtained with the 1995 acquired companies somewhat offset by the write-off in the third quarter of 1996 of certain receivables related to the suspended operations of the Company's West Virginia landfill. The dollar increase was primarily due to the above mentioned acquisitions and receivables write-off, offset by compensation expenses related to certain officers who were terminated in December 1995.

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

Provision for Income Taxes:
The provision for income taxes decreased by $2.2 million from $2.4 million to $208,000 as a result of the special charge and a loss in the 1996 period. No income tax benefit was recorded for the losses associated with suspended operation oat the Company's 662/3 owned landfill in West Virginia due to the significant uncertainty related to the realizability of such benefits.

Net Income (Loss):
For the reasons discussed above, the Company's net income decreased by $10.3 million from the comparable prior year period.


Liquidity and Capital Resources

The Company's cash applications consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and acquisitions. At September 30, 1996, the Company had a working capital deficit of $2.9 million compared to $2.0 million at December 31, 1995. Cash and cash equivalents balances were $1.6 million at September 30, 1996 versus $3.5 million at December 31, 1995. The decrease in working capital is primarily due to increased long-term equipment-related borrowings recorded as a current liability and a larger portion of accrued landfill closure costs recorded as a current liability.

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

The Company constructs landfill cells with an average useful disposal life of two to three years. This construction policy usually results in partial or total cell closure within two to five years of a cell first accepting waste. Closure requirements and post-closure care requirements are governed by various state regulatory agencies and are typically a component of the landfills operating permit. All of the Company's operating landfills are required to provide 30 years of post-closure care. Closure costs are determined by many factors including total acreage to be closed, composition of the closure cap, on-site availability of materials and others. While management estimates such future costs for each landfill site, such estimates of the amount and timings are fixed or reliably determinable. Accordingly, the Company's estimate of these costs in current dollars is inflated at a rate of 4% until the expected time of payment and then discounted to present value at 8%.

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


Date:    December   , 1996



                     By:      /s/ Michael J. Drury
                                MICHAEL J. DRURY

                             SENIOR VICE PRESIDENT,
                             CHIEF FINANCIAL OFFICER and
                             PRINCIPAL FINANCIAL OFFICER