Form 10-Q/A
period 1996-03-31
CONTINENTAL WASTE INDUSTRIES INC
filed 1996-12-23
CIK 876035

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


                                     INDEX




PART I.  FINANCIAL INFORMATION
                                                                          Page
Item 1  Financial Statements (Unaudited):
          (Restated - See Note 1)

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




PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K....................................13



SIGNATURE...................................................................15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                                    (Restated-    (Restated-
                                                    See Note 1)   See Note 1)
                                                     March 31,    December 31,
                                                        1996          1995
                                                   ------------   ------------
                                    ASSETS
Current assets
  Cash and cash equivalents.......................   $  1,924,060  $  3,483,154
  Accounts and notes receivable - net.............      8,860,895     8,169,121
  Other current assets............................      3,476,738     2,835,588
                                                     ------------  ------------

Total current assets..............................     14,261,693    14,487,863
Landfill, property and equipment - net                 89,396,263    83,081,324
Excess cost over the fair value of net assets
 acquired - net...................................     13,365,285    14,614,475
Other assets......................................     14,841,772    12,037,669
                                                     ------------  ------------

Total assets......................................   $131,865,013  $124,221,331
                                                     ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current maturities of long-term
    debt...........................................  $ 2,580,620   $  4,646,241
  Accounts payable................................     2,933,532      2,543,768
  Other accrued liabilities.......................     7,630,361      9,287,339
                                                    ------------   ------------

Total current liabilities.........................     13,144,513    16,477,348
Long-term debt, less current maturities...........     27,488,338    20,774,991
Accrued landfill closure costs, less current portion    6,970,062     6,748,474
Other long-term liabilities.......................     10,623,374     9,949,265
Stockholders' equity:
  Common stock, $.0006, authorized 40,000,000 shares,
   14,286,572 and 14,089,742 shares issued in 1996
   and 1995, respectively ........................          8,572         8,454
  Additional paid-in capital......................     65,113,231    63,063,241
  Retained earnings...............................      8,989,022     7,671,657
  Treasury stock (79,375 common shares at cost)...      (472,099)     (472,099)
                                                     ------------  ------------
Total stockholders' equity........................     73,638,726    70,271,253
                                                     ------------  ------------
Total liabilities and stockholders' equity........   $131,865,013  $124,221,331
                                                     ============  ============

The  accompanying notes to condensed  consolidated  financial  statements are an integral part of these balance sheets.

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                                     (Restated-
                                                                     See Note 1)
                                                        1996            1995
                                                   --------------   ------------

Revenue...........................................    $13,934,479     $9,708,413
Costs and expenses:
  Operating expenses..............................      7,438,824      4,671,750
  General and administrative expenses.............      1,497,467      1,530,182
  Depreciation and amortization...................      2,288,292      1,360,190
                                                      -----------    -----------

Income from operations............................      2,709,896      2,146,291
                                                      -----------    -----------
Other income (expenses):
  Interest expense................................      (456,200)      (579,190)
  Other, net......................................        (7,262)      ( 29,290)
                                                      -----------    -----------

    Other income (expenses), net..................      (463,462)      (608,480)
                                                      -----------    -----------

Income before income taxes........................      2,246,434      1,537,811
Provision for income taxes........................      (929,069)      (665,482)
                                                      -----------    -----------

Net  income........................................    $1,317,365     $  872,329
                                                       ==========     ==========
Earnings per share.................................         $0.09          $0.08
                                                       ==========     ==========


The accompanying notes to condensed  consolidated  financial  statements are an integral part of these statements.

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                                     (Restated-
                                                                     See Note 1)
                                                            1996        1995
                                                        ------------  ----------

Cash flows from operating activities:
  Net income...........................................   $1,317,365  $  872,329
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization......................    2,288,292   1,360,190
  Changes in operating assets and liabilities, net
    of effect of acquired businesses:
    Accounts and notes receivables, net................    (632,357)   (111,579)
    Other current assets...............................    (668,239)   (265,801)
    Accounts payable...................................      334,742      24,896
    Other current liabilities..........................  (1,746,895) (1,146,634)
    Other long-term liabilities........................      916,907     355,383
    Other long-term assets.............................  (3,556,577)   (805,837)
                                                         -----------  ----------
  Net cash (used in) provided by operating activities..  (1,746,762)     282,947
                                                         -----------  ----------
Cash flows from investing activities:
    Proceeds from sale of Mexico operations............    2,574,089           -
    Capital expenditures...............................  (3,847,869) (3,922,874)
    Cash paid for businesses, net of cash acquired.....  (2,067,150)           -
    Cash paid for common and preferred stock of
       minority interest                                           -   (368,490)
                                                         -----------  ----------
  Net cash used in investing activities................  (3,340,930) (4,291,364)
                                                         -----------  ----------
Cash flows from financing activities:
    Net borrowings under revolving line of credit......    8,200,000  25,000,000
    Issuance of long-term debt.........................      264,700      14,039
    Payments on long-term debt.........................  (4,895,165)(21,775,179)
    Exercise of warrants for common stock..............            -     218,715
    Other..............................................     (40,937)           -
                                                          ----------  ----------
  Net cash provided by financing activities............    3,528,598   3,457,575
                                                         -----------  ----------

Net decrease in cash and cash equivalents..............  (1,559,094)   (550,842)
Cash and cash equivalents, beginning of year...........    3,483,154   4,677,237
                                                         -----------  ----------

Cash and cash equivalents, end of period...............   $1,924,060  $4,126,395
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

The Company's previously filed consolidated balance sheet as of December 31, 1995 and condensed consolidated statements of income and cash flows for the three months ended March 31, 1995 have been restated herein to reflect certain costs as compensatory rather than as consideration paid in a business acquisition. The income statement effect of this restatement was as follows:

                                                       1995
                                                  ------------------------------
                                                  As previously
                                                      filed       As restated
                                                  ------------------------------
General and administrataive expenses              $1,271,933       $1,530,182
Income from operations                             2,404,540        2,146,291
Net income                                         1,023,250          872,329
Earnings per share                                      0.09             0.08

The  restatement's   effect  on  total  stockholders'  equity was a decrease of
$1,773,721 to $70,271,253 as of December 31, 1995.

In addition to the above restatement, the Company also reclassified certain landfill cell development costs which were previously reflected as a component of prepaid expenses into land, landfill site and improvements. Such costs were $4,420,587 and $4,104,249 as of December 31, 1995 and March 31, 1996,
respectively.

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


Note 3 - Earnings Per Share

Earnings per share for the three months ended March 31, 1996 and 1995 was based on the following:

                                                         Three Months Ended
                                                        ------------------

                                                         3/31/96    3/31/95
                                                        --------   --------

Weighted average common and common equivalent shares:
  Shares outstanding................................... 14,017,000 10,326,000
  Dilutive stock options and warrants..................    560,000    779,000
  Contingent shares and options related
    to the Victory acquisition.........................          -    199,000
                                                        ---------- ----------
                                                        14,577,000 11,304,000
                                                        ========== ==========

              CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 4 - Supplemental Cash Flows Disclosure


                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                           1996         1995
                                                       ----------   -----------

Cash paid during the period for:
  Interest, net of interest capitalized............... $  496,345   $   541,410
                                                       ==========   ===========
  Income taxes........................................ $  887,584   $ 1,225,511
                                                       ==========   ===========
Business acquisitions:
  Shares issued....................................... $2,091,039   $        -
  Cash paid...........................................  2,067,150            -
                                                       ----------   -----------
    Total consideration paid..........................  4,158,189            -
    Assets received...................................  5,476,438            -
                                                       ----------   -----------
    Liabilities assumed............................... $1,318,249   $        -
                                                       ==========   ===========

Note 5 - Other Information

Selected balance sheet account disclosures follow:
                                                        March 31,   December 31,
                                                           1996         1995
                                                       -----------  ------------
Allowance for doubtful accounts....................... $   419,000  $   396,000
                                                       ===========  ===========
Accumulated depreciation and amortization of
  property and equipment.............................. $16,064,137  $14,215,696
                                                       ===========  ===========
 Accumulated amortization of excess cost over
  the fair value of net assets acquired............... $ 1,506,051  $ 1,395,054
                                                       ===========  ===========

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

General and Administrative Expenses:
General and administrative expenses remained constant at $1.5 million and decreased as a percentage of revenues from 15.8% to 10.8%. The percentage decrease was primarily attributable to synergies obtained with the 1995 acquired companies.

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

Provision for Income Taxes:
The provision for income taxes increased by $264,000 from $665,000 to $929,000 as a result of a higher income level partially offset by a lower effective tax rate in 1996.

Net Income:
For the reasons discussed above, the Company's net income increased by $445,000 from $872,000 to $1.3 million.

Liquidity and Capital Resources

The Company's cash applications consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and acquisitions. At March 31, 1996, the Company had working capital of $1.1 million, an increase of $3.1 million since December 31, 1995, and its cash and cash equivalents balance was $1.9 million. The growth in working capital is primarily attributable to the refinancing of short-term debt with the Credit Facility.

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

b)   Reports on Form 8-K:

     On January 10, 1996, the Company filed a report on Form 8-K under "Item 5. Other Events". No financial statements were filed.
                                     -13-

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 13, 1996




                                    By: /s/ Michael J. Drury
                                        MICHAEL J. DRURY
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER