Form 10-Q/A
period 1996-06-30
CONTINENTAL WASTE INDUSTRIES INC
filed 1996-12-23
CIK 876035

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................15



SIGNATURE........................................................17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                                       (Restated-   (Restated-
                                                       See Note 1)  See Note 1)
                                                        June 30,    December 31,
                                                          1996         1995
                                                       ----------   ------------
                                     ASSETS
Current assets
  Cash and cash equivalents........................  $   1,106,157  $  3,483,154
  Accounts and notes receivable - net..............     10,668,314     8,169,121
  Other current assets.............................      4,519,947     2,835,588
                                                       -----------   -----------

Total current assets...............................     16,294,418    14,487,863
Landfill, property and equipment - net.............     95,023,179    83,081,324
Excess cost over the fair value of net
    assets acquired - net..........................     14,522,505    14,614,475
Other assets.......................................     13,278,100    12,037,669
                                                       -----------   -----------

Total assets.......................................   $139,118,202  $124,221,331
                                                      ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current maturities
    of long-term debt.............................. $   2,191,834  $  4,646,241
  Accounts payable.................................     2,315,681     2,543,768
  Other accrued liabilities........................     9,267,170     9,287,339
                                                      -----------    -----------

Total current liabilities..........................    13,774,685    16,477,348
Long-term debt, less current maturities............    31,725,789    20,774,991
Accrued landfill closure costs, less
    current portion................................     6,846,035     6,748,474
Other long-term liabilities........................    11,486,423     9,949,265
Stockholders' equity:
  Common stock, $.0006, authorized 40,000,000
   shares 14,323,123 and 14,089,742 shares issued
    in 1996 and 1995, respectively.................         8,594         8,454
  Additional paid-in capital.......................    65,167,272    63,063,241
  Retained earnings................................    10,581,503     7,671,657
  Treasury stock (79,375 common shares at cost)....     (472,099)     (472,099)
                                                      -----------    -----------


Total stockholders' equity.........................    75,285,270    70,271,253
                                                      -----------    -----------

Total liabilities and stockholders' equity.........  $139,118,202  $124,221,331
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

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                    -------------------------
                                                                   (Restated-
                                                                   See Note 1)
                                                       1996           1995
                                                    -----------   -----------

Revenue............................................  $16,254,478  $10,769,885
Costs and expenses:
  Operating expenses...............................    8,819,937    4,704,522
  General and administrative expenses..............    2,209,271    1,970,253
  Depreciation and amortization....................    2,467,447    1,398,791
                                                     -----------   ----------

Income from operations.............................    2,757,823    2,696,319
                                                     -----------   ----------
Other income (expenses):
  Interest expense, net............................    (492,713)    (598,419)
  Other, net.......................................      470,415     (91,341)
                                                     -----------   ----------
    Other income (expenses), net...................     (22,298)    (689,760)
                                                     -----------   ----------
Income before income taxes and minority interest
   in subsidiaries.................................    2,735,525    2,006,559
Provision for income taxes.........................  (1,143,044)    (842,832)
                                                     -----------   ----------

Net income......................................... $  1,592,481 $  1,163,727
                                                    ============ ============
Earnings per share.................................        $0.11        $0.10
                                                    ============ ============


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                    -----------------------
                                                                 (Restated-
                                                                 See Note 1)
                                                         1996         1995
                                                    -----------  ----------

Revenue...........................................  $30,188,957  $20,478,298
Costs and expenses:
  Operating expenses..............................   16,258,761    9,376,272
  General and administrative expenses.............    3,706,738    3,500,435
  Depreciation and amortization...................    4,755,739    2,758,981
                                                    -----------   ----------
Income from operations............................    5,467,719    4,842,610
                                                    -----------   ----------
Other income (expenses):
  Interest expense, net...........................    (926,118)  (1,127,169)
  Other, net......................................      440,358    (171,071)
                                                    -----------   ----------
    Other income (expenses), net..................    (485,760)  (1,298,240)
                                                    -----------   ----------
Income before income taxes........................    4,981,959    3,544,370
Provision for income taxes........................  (2,072,113)  (1,508,313)
                                                    -----------   ----------
Net income........................................ $  2,909,846  $ 2,036,057
                                                   ============  ===========
Earnings per share................................        $0.20        $0.18
                                                   ============  ===========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                     -------------------------
                                                                   (Restated-
                                                                   See Note 1)
                                                          1996         1995
                                                      ----------  ------------
Cash flows from operating activities:
  Net income.......................................   $2,909,846    $2,036,057
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization..................    4,755,739     2,758,981
  Changes in operating assets and liabilities, net
    of effect of acquired businesses:
    Accounts and notes receivables, net............  (2,439,776)   (1,284,921)
    Other current assets...........................  (1,602,652)     (537,661)
    Accounts payable...............................    (283,109)     (543,353)
    Other current liabilities......................    (774,082)        97,226
    Other long-term liabilities....................    1,655,929       860,826
    Other long-term assets.........................  (2,259,107)     (470,584)
                                                      ----------  ------------
  Net cash provided by operating activities........    1,962,788     2,916,571
                                                      ----------  ------------
Cash flows from investing activities:
    Proceeds from sale of Mexico operations........    2,574,089             -
    Capital expenditures........................... (10,380,871)  (10,104,903)
    Cash paid for businesses, net of cash acquired. (3,400,240) (1,065,755) Cash paid for common and preferred stock of
       minority interest...........................            -     (669,824)
    Cash held in escrow............................    (548,800)     (937,571)
                                                      ----------  ------------
  Net cash used in investing activities............ (11,755,822)  (12,778,053)
                                                      ----------  ------------
Cash flows from financing activities:
    Net borrowings under revolving line of credit..   10,600,000    32,450,000
    Issuance of long-term debt.....................    2,063,357       263,054
    Payments on long-term debt.....................  (5,245,157)  (23,176,035)
    Deferred financing costs paid..................            -     (716,871)
    Issuance of common stock.......................       69,598       305,479
    Purchase of treasury stock.....................            -     (365,550)
    Exercise of warrants for common stock..........            -       218,715
    Other..........................................     (71,761)             -
                                                      ----------  ------------
  Net cash provided by financing activities........    7,416,037     8,978,792
                                                      ----------  ------------
Net decrease in cash and cash equivalents..........  (2,376,997)     (882,690)
Cash and cash equivalents, beginning of year.......    3,483,154     4,677,237
                                                      ----------  ------------
Cash and cash equivalents, end of period...........   $1,106,157    $3,794,547
                                                      ==========   ===========

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

The Company's previously filed consolidated balance sheet as of December 31, 1995 and condensed consolidated statements of income and cash flows for the six months ended June 30, 1995 have been restated herein to reflect certain costs as compensatory rather than as consideration paid in a business acquisition. The income statement effect of this restatement was as follows:

                                                       1995
                                                  ------------------------------
                                                  As previously
                                                      filed       As restated
                                                  ------------------------------
General and administrataive expenses              $2,983,937       $3,500,435
Income from operations                             5,359,108        4,842,610
Net income                                         2,337,898        2,036,057
Earnings per share                                      0.20             0.18

The  restatement's   effect  on  total  stockholders'  equity was a decrease of
$1,773,721 to $70,271,253 to as of December 31, 1995.

In addition to the above restatement, the Company also reclassified certain landfill cell development costs which were previously reflected as a component of prepaid expenses into land, landfill site and improvements. Such costs were $4,420,587 and $4,048,465 as of December 31, 1995 and June 30, 1996,
respectively.

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

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Business Combinations and Disposition (Continued)

In October 1995, the Company purchased, through one of its subsidiaries, a sanitary landfill in Richland County, South Carolina ("Richland"). The acquiring subsidiary, which is 85% owned by the Company, was organized recently to make acquisitions of landfills and related solid waste management operations and to pursue privatization and public- private partnership opportunities in the Southeastern United States. The Company has an option to acquire the remaining 15% of the subsidiary for approximately $2.4 million of common stock of the Company. The Company, on behalf of its subsidiary, paid $2.4 million in cash and notes, and assumed $1.1 million of debt for Richland. As a condition of the landfill purchase, a South Carolina collection company has entered into, among other things, a 10- year put-or-pay disposal contract with the Company to provide a minimum of 300 tons of waste per day, and a 120-day disposal contract for 500 tons of waste per day, with a right of first refusal to the Company for a long-term extension.

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

Note 3 - Earnings Per Share

Earnings per share for the three and six months ended June 30, 1996 and 1995 was based on the following:

                                               Three Months Ended        Six Months Ended
                                            ------------------------ ----------------------
                                             6/30/96     6/30/95      6/30/96     6/30/95
                                           ---------   ---------    ----------  -----------
Weighted average common and common
   equivalent shares:
    Shares outstanding..................... 14,229,000  10,433,000   14,123,000  10,387,000
    Dilutive stock options and warrants....    633,000     781,000      596,000     781,000
    Contingent shares and options related
      to the Victory acquisition...........          -     103,000            -     103,000
                                            ----------  ----------   ---------   ----------
                                            14,862,000  11,317,000   14,719,000  12,271,000
                                            ==========  ==========   ==========  ==========

               CONTINENTAL WASTE INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Supplemental Cash Flows Disclosure



                                                     Six Months Ended
                                                         June 30,
                                                ---------------------------
                                                   1996              1995
                                                ----------        ----------

Cash paid during the period for:
  Interest, net of interest capitalized........ $1,059,352        $1,416,311
                                                ==========        ==========
  Income taxes................................  $1,071,521        $1,233,011
                                                ==========        ==========
Business acquisitions:
  Shares issued................................ $2,091,039       $    96,688
  Notes issued to sellers......................          -           244,284
  Cash paid....................................  3,400,240         1,065,755
                                                ----------       -----------
    Total consideration paid...................  5,491,279         1,406,727
    Assets received............................  7,102,252         2,276,513
                                                ----------        ----------
    Liabilities assumed........................ $1,610,973        $  869,786
                                                ==========        ==========


Note 5 - Other Information

Selected balance sheet account disclosures follow:


                                                   June 30,    December 31,
                                                     1996         1995
                                                 -----------   ------------

Allowance for doubtful accounts................. $  580,339    $   396,000
                                                 ==========    ===========

Accumulated depreciation and amortization of
  property and equipment........................$18,102,889    $14,215,696
                                                ===========    ===========

Accumulated amortization of excess cost over
  the fair value of net assets acquired.........$ 1,671,678    $ 1,395,054
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

General and Administrative Expenses:
General and administrative expenses increased by $.2 million from $2.0 million to $2.2 million and decreased as a percentage of revenues from 18.3% to 13.6%. The percentage decrease was primarily attributable to synergies obtained with the 1995 acquired companies. The dollar increase was primarily due to the above mentioned acquisitions.

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

Provision for Income Taxes:
The provision for income taxes increased by $300,000 from $843,000 to $1.1 million as a result of a higher income level partially offset by a lower effective tax rate in 1996.

Net Income:
For the reasons discussed above, the Company's net income increased by $.4 million from $1.2 million to $1.6 million.



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

General and Administrative Expenses:
General and administrative expenses increased by $.2 million from $3.5 million to $3.7 million and decreased as a percentage of revenues from 17.1% to 12.3%. The percentage decrease was primarily attributable to synergies obtained with the 1995 acquired companies. The dollar increase was primarily due to the above mentioned acquisitions.

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

Provision for Income Taxes:
The provision for income taxes increased by $.6 million from $1.5 million to $2.1 million as a result of a higher income level partially offset by a lower effective tax rate in 1996.

Net Income:
For the reasons discussed above, the Company's net income increased by $.9 million from $2.0 million to $2.9 million.


Liquidity and Capital Resources

The Company's cash applications consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and acquisitions. At June 30, 1996, the Company had working capital of $2.5 million, an increase of $4.5 million since December 31, 1995, and its cash and cash equivalents balance was $1.1 million. The growth in working capital is primarily attributable to the refinancing of short-term debt with the Credit Facility and increased accounts receivables due primarily to increased sales.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    December 13, 1996



                       By:      /s/ Michael J. Drury
                                MICHAEL J. DRURY

                                SENIOR VICE PRESIDENT,
                                CHIEF FINANCIAL OFFICER and
                                PRINCIPAL FINANCIAL OFFICER